Form 10-Q
period 2024-03-31
OS Therapies Inc
filed 2024-05-20
CIK 1795091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-271034

OS THERAPIES INCOPORATED

(Exact name of registrant as specified in its charter)

Delaware	82-5118368
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

15825 Shady Grove Road, Suite 135
Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

(410) 297-7793

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of the close of business on May 9, 2024 was 11,982,082.

TABLE OF CONTENTS

OS THERAPIES INCORPORATED

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OS Therapies Incorporated
Balance Sheets
(unaudited)

	March 31, 2024	December 31, 2023

ASSETS
Current Assets
Cash	$100,231	$38,982
Deferred Offering Costs	941,338	751,050
Total Current Assets	1,041,569	790,032
Long Term Assets
Fixed Assets (Net)	7,355	8,050
TOTAL ASSETS	$1,048,924	$798,082

LIABILITIES AND STOCKHOLDERS’ Deficit
Current Liabilities
Accounts Payable	$2,799,120	$2,715,399
Accrued Interest on Convertible Notes	2,276,347	2,026,323
Accrued Expenses	162,500	162,500
Accrued Payroll and Payroll Taxes – Related Party	42,676	112,137
Accrued Payroll and Payroll Taxes	49,357	33,543
Redemption Premium	5,055,804	4,580,304
Short-Term Loan	100,000	—
Preferred Dividends Payable	375,000	343,750
Convertible Notes – A (Net Debt Discount)	1,053,383	1,051,032
Convertible Notes – A (Related Party Net Debt Discount)	100,000	100,000
Convertible Notes – B (Net Debt Discount)	5,154,000	5,154,000
Convertible Notes – C (Net Debt Discount)	3,945,020	3,873,417
Convertible Notes – D (Net Debt Discount)	2,000,000	1,950,160
Convertible Notes – E (Net Debt Discount)	1,100,000	1,100,000
Convertible Notes – F (Net Debt Discount)	2,112,174	1,381,732
Make-whole Stock Liability	130,000	130,000
Total Current Liabilities	26,455,381	24,714,297
Long-Term Liabilities
TEDCO Grant	100,000	100,000
Total Long-Term Liabilities	100,000	100,000
Total Liabilities	26,555,381	24,814,297

STOCKHOLDERS’ DEFICIT
Common Stock, par value $0.001, 50,000,000 shares authorized, 11,982,082 and 10,680,000 issued and outstanding, respectively	11,982	10,680
Preferred Stock, par value $0.001, 5,000,000 shares authorized, 0 and 1,302,082 shares Preferred Stock A issued and outstanding, respectively	—	1,302
Additional paid-in capital	5,489,990	5,489,990
Accumulated deficit	(31,008,429)	(29,518,187)
Total Stockholders’ Deficit	(25,506,457)	(24,016,215)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,048,924	$798,082

The accompanying notes are an integral part of these unaudited financial statements.

OS Therapies Incorporated
Statements of Operations
(unaudited)

	For the three months ended March 31,
	2024	2023
OPERATING EXPENSES
Research & Development	$361,809	$753,784
General & Administrative	268,423	294,247
Loss from Operations	(630,232)	(1,048,031)

OTHER INCOME/EXPENSE
Interest Expense	(828,760)	(798,938)
Total Other Expense	(828,760)	(798,938)

NET LOSS	(1,458,992)	(1,846,969)

Cumulative Series A Preferred Stock Dividend Requirement	(31,250)	(31,250)
NET LOSS available to common shareholders	$(1,490,242)	$(1,878,219)

Weighted Average # of Shares – Class A	11,409,692	10,213,333
Basic & Diluted Loss per Common Share – Class A	$(0.13)	$(0.18)

The accompanying notes are an integral part of these unaudited financial statements.

OS Therapies Incorporated
Statements of Stockholders’ Deficit
For the Three Months Ended March 31, 2024 and 2023
(unaudited)

	Common Stock CS – Shares CS – Par Amount		Preferred Stock Shares Par Amount		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balances, December 31, 2022	9,980,000	$9,980	1,302,082	$1,302	$4,033,093	$(21,601,603)	$(17,557,228)
Conversion of Make Whole Liability to Common Stock	700,000	700	—	—	699,300	—	700,000
Preferred Dividends	—	—	—	—	—	(31,250)	(31,250)
Net loss	—	—	—	—	—	(1,846,969)	(1,846,969)
Balances, March 31, 2023	10,680,000	$10,680	1,302,082	$1,302	$4,732,393	$(23,479,822)	$(18,735,447)

Balances, December 31, 2023	10,680,000	$10,680	1,302,082	$1,302	$5,489,990	$(29,518,187)	$(24,016,215)
Conversion of Preferred Stock to Common Stock	1,302,082	1,302	(1,302,082)	(1,302)	—	—	—
Preferred Dividends	—	—	—	—	—	(31,250)	(31,250)
Net Loss	—	—	—	—	—	(1,458,992)	(1,458,992)
Balances, March 31, 2024	11,982,082	$11,982	—	$—	$5,489,990	$(31,008,429)	$(25,506,457)

The accompanying notes are an integral part of these unaudited financial statements.

OS Therapies Incorporated
Statements of Cash Flows
For the Three Months Ended March 31, 2024 and 2023
(unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,458,992)	(1,846,969)
Depreciation expense	695	100
Amortization of Debt Discounts Issuance and Warrants	578,736	616,153
Make-whole expense	—	116,688
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts Payable	41,453	446,028
Accrued Expenses	—	10,000
Accrued Interest on Convertible Notes	250,025	182,785
Accrued Payroll and payroll taxes	(53,646)	47,029
Net cash used in operating activities	(641,729)	(428,186)

CASH FLOWS FROM INVESTING ACTIVITIES
Shareholder Loan Repayment	—	1,145
Net cash provided by investing activities	—	1,145

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred Offering Costs	(148,022)	(164,225)
Short-Term Loan	100,000	—
Net Proceeds from Convertible Debt A, B, C, D, E & F	751,000	775,000
Net cash provided by financing activities	702,978	610,775

Net change in cash	61,249	183,734
Cash – beginning of period	38,982	171,480
Cash – end of period	$100,231	355,214

Cash paid for interest	$—	—

NON CASH INVESTING AND FINANCING ACTIVITIES
Discount on Notes Payable – redemption premium	475,500	350,000
Dividends Payable	31,250	31,250
Deferred offering costs recorded as accounts payable	42,266	95,340
Conversion of Make-Whole Liability to Common Stock & APIC	—	700,000

The accompanying notes are an integral part of these unaudited financial statements.

OS Therapies Incorporated
Notes to the Unaudited Financial Statements
For the Three Months Ended March 31, 2024 and 2023

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS, LIQUIDITY, AND RISK FACTORS

OS Therapies Incorporated (“we,” “us,” “our,” the “Company”) is a Delaware corporation incorporated on June 24, 2019. It is based in Rockville, Maryland. The Company is the successor to an LLC formed in 2018.

The Company intends to focus on the identification, development, and commercialization of treatments for Osteosarcoma and other related diseases. As of March 31, 2024, there is one ongoing clinical trial for Osteosarcoma therapy.

Liquidity

The Company has prepared its financial statements on a going concern basis, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. However, the Company has incurred net losses since its inception and has negative operating cash flows. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

As of March 31, 2024, the Company had cash of $100,231. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital. The Company is currently seeking to raise additional capital through a public or private financing of equity; although there can be no assurances the Company will be successful in such a campaign.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of US Securities and Exchange Commission (“SEC”). The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31. These financial statements should be read in conjunction with the audited financial statements and related disclosures for the year ended December 31, 2023 included in the Company’s Special Financial Report on Form 10-K for the year then ended.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in its financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that management believes to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from management’s estimates.

Cash

Cash consists primarily of deposits with commercial banks and financial institutions. The Company maintains cash balances at various financial institutions. Both interest and non-interest bearing accounts with the same insured depository institution are insured by the Federal Deposit Insurance Corporation (FDIC) for a combined total of $250,000. In the normal course of business, the Company may have deposits that exceed the FDIC insured limit. The Company believes that it is not subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of March 31, 2024 and December 31, 2023, Chase Bank Checking account had $5,144 and $88 respectively. As of March 31, 2024 and December 31, 2023, SVB Bank Checking account had $95,087 and $38,894 respectively. There were no accounts in excess of the FDIC limits.

OS Therapies Incorporated
Notes to the Unaudited Financial Statements
For the Three Months Ended March 31, 2024 and 2023

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Fixed Asset Policy

A capital asset is defined as a unit of property that has an economic useful life that extends beyond 12 months. Any items costing below the threshold or not fitting the definition of a capital asset will be expensed in the financial statements. All capital assets are recorded at historical cost as of the date acquired. Computer assets will be capitalized and Straight-Line depreciated over 5-years for financial statement purposes.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets or the asset groups are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the estimated discounted future net cash flows arising from the assets or asset groups. No impairment losses on long-lived assets have been recorded for the three months ended March 31, 2024 or the year ended December 31, 2023.

Deferred Offering Costs

Deferred offering costs consist of capitalized underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Proposed Public Offering and that will be charged to stockholders’ equity upon the completion of the Proposed Public Offering. Should the Proposed Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses incurred, will be charged to operations. At March 31, 2024, the Company had $941,338 in capitalized deferred offering costs. At December 31, 2023, the Company had $751,050 in capitalized deferred offering costs.

Debt Discount and Redemption Premium

The Company evaluated the Notes in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and determined the Notes are considered share-settled debt and should be recorded as a liability. This conclusion was determined based on the debt providing the holder with a variable number of shares at settlement with an aggregate fair value equal to the debt instrument’s outstanding principal. The general measurement guidance in ASC 480 requires obligations that can be settled in shares with a fixed monetary value at settlement (e.g., share-settled debt) to be carried at fair value unless other accounting guidance specifies another measurement attribute. It has been determined that the appropriate guidance for share-settled debt is ASC 835. As a result, the Notes will be recorded at the amortized cost.

The initial fair value of the redemption value relating to the convertible debt instruments are capitalized and amortized over the term of the related debt using the straight-line method, which approximates the interest method. If a loan is paid in full, any unamortized financing costs will be removed from the related accounts and charged to operations. Amortization of debt discount is recorded as a component of interest expense. In accordance with ASU 2015-03, Interest — Imputation of Interest, the unamortized debt discount is presented in the accompanying balance sheet as a direct deduction from the carrying amount of the related debt.

Research and Development Costs

Research and development expenses are charged to operations as incurred. Research and development expenses include, among other things, salaries, costs of outside collaborators and outside services, and supplies.

Revenue Recognition

As of the date of incorporation, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, and all subsequent amendments to the ASU (collectively, “ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets.

OS Therapies Incorporated
Notes to the Unaudited Financial Statements
For the Three Months Ended March 31, 2024 and 2023

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Stock-Based Compensation

The Company, in accordance with ASC 718, employs the use of stock-based compensation. The compensation expense related to stock granted to employees and non-employees is measured at the grant date based on the estimated fair value of the award and is recognized on a straight-line basis over the requisite service period. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur. Stock-based compensation expense for an award with a performance condition is recognized when the achievement of such performance condition is determined to be probable. If the outcome of such performance condition is not determined to be probable or is not met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

Short-term Leases

For short-term leases, 12 months or less, we record rent expense. Our only lease currently meets this exemption and has been expensed. We have not renewed the current lease due to landlord restrictions; the ownership is renovating the premises. We have temporarily moved our primary office to 115 Pullman Crossing Road, Suite #103 in Grasonville, Maryland 21638. The space is the primary office of our Chief Financial Officer and is being provided rent free.

Income taxes

The Company accounts for income taxes using the asset-and-liability method in accordance with ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the enactment date. A valuation allowance is recorded if it is “more likely than not” that some portion or all of the deferred tax assets will not be realized in future periods.

The Company follows the guidance in ASC Topic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized.

Tax positions that meet the more-likely than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority.

The Company will recognize interest and penalties related to tax positions in income tax expense. As of March 31, 2024 and December 31, 2023, the Company had no unrecognized uncertain income tax positions.

Basic and Diluted Loss per Share

The Company computes loss per share in accordance with ASC 260, Earnings per Share (“ASC 260”). ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statements of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible notes payable using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive.

OS Therapies Incorporated
Notes to the Unaudited Financial Statements
For the Three Months Ended March 31, 2024 and 2023

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Below is a table listing all preferred stock and common stock equivalents:

Common Stock Equivalents	March 31, 2024 (unaudited)	December 31, 2023
Convertible Debt	$11,559,098	$11,034,773
Make-Whole Liability	65,000	65,000
Warrants	605,689	604,281
Preferred Stock	—	1,302,082
Total	$12,229,787	$13,006,136

Fair Value Measurements

The Company applies ASC 820 Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The carrying value of the Company’s prepaid expenses, accounts payable and accrued expenses approximate fair value because of the short-term maturity of these financial instruments. The redemption feature of the debt instruments is recorded at fair value (See Note 3).

The valuation hierarchy is composed of three levels. The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The levels within the valuation hierarchy are described below:

Level 1 —	Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 —	Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 —	Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none of them will have a material effect on the Company’s financial position, results of operations, or cash flows.

NOTE 3 — RELATED PARTY TRANSACTIONS

Accrued Payroll

At March 31, 2024 and December 31, 2023, the Company had a payroll payable to the CEO of $330,000 and $300,000, respectively, and related payroll taxes payable of $9,224 and $7,830, respectively. During the period ending March 31, 2024 and December 31, 2023 the company made advances on the payroll payable and the CEO made repayments.

OS Therapies Incorporated
Notes to the Unaudited Financial Statements
For the Three Months Ended March 31, 2024 and 2023

NOTE 3 — RELATED PARTY TRANSACTIONS (cont.)

The following summarizes activity in respect to payroll advances to the CEO:

Balance December 31, 2022	$—
Advances during 2023	316,198
Repayment	(125,000)
Balance December 31, 2023	$191,198
Advances during 2024	80,350
Repayment	(5,000)
Balance March 31, 2024	$266,548

In the second quarter of 2024, a bonus check was issued to Paul Romness, CEO. The bonus paycheck is comprised of the remaining balance of backpay, less all 2023 payroll advances. The payroll taxes were paid that were associated with the back pay and as of April 29, 2024 the back pay, related payroll taxes and associated payroll advances are fully paid.

Related Parties — Convertible Debt

Of the total outstanding notes at March 31, 2024, 8.67% of Group A and 4.55% of Group E are held by related parties.

Ted Search and John Ciccio, collectively known as Mill River Partners LLC, are members of the Board and hold convertible notes with face amounts of $150,000 and $150,000 as of March 31, 2024 and December 31, 2023, respectively.

Related Party Accounting Fees

The company has a bill in accounts payable of $58,100 for the period ended March 31, 2024 and $32,102 for the period ended December 31, 2023 to Shore Accountants MD Inc., an outside accounting firm that handles payroll and bookkeeping and is 100% owned by Christopher Acevedo, the Company’s CFO.

NOTE 4 — CONVERTIBLE DEBT

Convertible Debt

The Convertible Notes are separated into seven groups — A, B, C, D, E, F and BlinkBio — per the table below.

Group	Rate	Maturity	Collateral	Conversion Rate	March 31, 2024 Carrying Amount	December 31, 2023 Carrying Amount
A	10%	10/31/2024	None	80% – 87.5%	$1,153,383	$1,151,032
B	6%	10/31/2024	None	80%	$5,154,000	$5,154,000
C	6%	10/31/2024	None	80%	$3,945,020	$3,873,417
D	6%	10/31/2024	None	50%	$2,000,000	$1,950,160
E	6%	10/31/2024	None	50%	$1,100,000	$1,100,000
F	6%	10/31/2024	None	50%	$2,112,174	$1,381,732
Blink Bio	10%	3/15/2022	None	100%	$—	$—

OS Therapies Incorporated
Notes to the Unaudited Financial Statements
For the Three Months Ended March 31, 2024 and 2023

NOTE 4 — CONVERTIBLE DEBT (cont.)

Group A

Commencing in July 2018 through November 2021, the Company entered into an unsecured Subordinated Convertible Promissory Note Agreement (the “Agreements”) with certain lenders (together, the “Holders” or individually, the “Holder”). Interest on the unpaid principal balance accrues at a rate of 10% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days. Unless earlier converted into shares of Equity Securities, the principal and accrued interest will be due and payable by the Company on demand by the Holders at any time after the earlier of (i) the Maturity Date (as defined in each Agreement) and (ii) the closing of the Next Equity Financing (as defined below). The stated Maturity Date was extended in October 2023, under the same terms, until October 31, 2024.

The Notes will automatically convert into the type of Equity Securities issued in the Next Equity Financing upon closing. The number of shares of such Equity Securities to be issued will be equal to the quotient obtained by dividing the outstanding principal and unpaid accrued interest due on the Note on the date of conversion of 80 – 87.5% of the price paid per share for Equity Securities by the investors in the Next Equity Financing. Equity Securities refers to Company’s common stock or preferred stock and Next Equity Financing refers to the next sale (or series of related sales) by the Company of its equity securities from which the Company receives gross proceeds of not less than $3,000,000 (including the aggregate amount of debt securities converted into Equity Securities upon conversion or cancellation of promissory notes) or $5,000,000, depending upon the signed agreement terms.

In the event that the Company raises aggregate additional cash proceeds of at least $3,000,000 or $5,000,000 through the sale of the Company’s equity securities, excluding the sales or conversions of Notes under the Agreement, the outstanding principal amount due will automatically, and without any action on part of the holder, be converted into fully paid and non-assessable units of the Company’s equity stock sold in such qualified financing at 12.5% of the equity stock conversion price. The Company, at its option, may pay and all accrued, but unpaid, interest and other charges in cash or by the issuance of additional equity stock at a rate of the applicable conversion price.

The Company evaluated the Notes in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and determined the Notes are considered share-settled debt and should be recorded as a liability. This conclusion was determined based on the debt providing the holder with a variable number of shares at settlement with an aggregate fair value equal to the debt instrument’s outstanding principal. The general measurement guidance in ASC 480 requires obligations that can be settled in shares with a fixed monetary value at settlement (e.g., share-settled debt) to be carried at fair value unless other accounting guidance specifies another measurement attribute. It has been determined that the appropriate guidance for share-settled debt is ASC 835. As a result, the Notes were recorded at the amortized cost.

The convertible debt balance at March 31, 2024 and December 31, 2023 is summarized as follows:

Debt A	As of March 31, 2024	As of December 31, 2023
Principal amount outstanding	$1,154,000	$1,154,000
Less: discounts (issuance, redemptions)	(185,224)	(185,224)
Amortization of discounts	184,607	182,256
Carrying value	1,153,383	1,151,032
Less Related Party Portion	(100,000)	(100,000)
Convertible Notes – A	$1,053,383	$1,051,032

OS Therapies Incorporated
Notes to the Unaudited Financial Statements
For the Three Months Ended March 31, 2024 and 2023

NOTE 4 — CONVERTIBLE DEBT (cont.)

Group B

Commencing in May 2020, the Company entered into an unsecured Subordinated Convertible Promissory Note Agreement (the “Agreements”) with certain lenders (together, the “Holders” or individually, the “Holder”), pursuant to which the Company issued a Subordinated Convertible Promissory Note (individually the “Note” or together the “Notes”) to the Holders, principally the Investors brought in by an investment bank. Interest on the unpaid principal balance accrues at a rate of 6% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days. Unless earlier converted into shares of Equity Securities, the principal and accrued interest will be due and payable by the Company on demand by the Holders at any time after the earlier of (i) the Maturity Date (as defined in each Agreement) and (ii) the closing of the Next Equity Financing (as defined below). The stated Maturity Date was extended in October 2023, under the same terms, until October 31, 2024.

The Notes will automatically convert into the type of Equity Securities issued in the Next Equity Financing upon closing. The number of shares of such Equity Securities to be issued will be equal to the quotient obtained by dividing the outstanding principal and unpaid accrued interest due on the Note on the date of conversion of 80% of the price paid per share for Equity Securities by the investors in the Next Equity Financing. No such Next Equity Financing has occurred through March 31, 2024. Equity Securities refers to Company’s common stock or preferred stock and Next Equity Financing refers to the next sale (or series of related sales) by the Company of its equity securities from which the Company receives gross proceeds of not less than $10,000,000 (including the aggregate amount of debt securities converted into Equity Securities upon conversion or cancellation of promissory notes).

In the event that the Company raises aggregate additional cash proceeds of at least $10,000,000 through the sale of the Company’s equity securities, excluding the sales or conversions of Notes under the Agreement, the outstanding principal amount due will automatically, and without any action on part of the holder, be converted into fully paid and non-assessable units of the Company’s equity stock sold in such qualified financing at 12.5% of the equity stock conversion price.

The Company, at its option, may pay all accrued, but unpaid, interest and other charges in cash or by the issuance of additional equity stock at a rate of the applicable conversion price.

The Company evaluated the Notes in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and determined the Notes are considered share-settled debt and should be recorded as a liability. This conclusion was determined based on the debt providing the holder with a variable number of shares at settlement with an aggregate fair value equal to the debt instrument’s outstanding principal. The general measurement guidance in ASC 480 requires obligations that can be settled in shares with a fixed monetary value at settlement (e.g., share-settled debt) to be carried at fair value unless other accounting guidance specifies another measurement attribute. It has been determined that the appropriate guidance for share-settled debt is ASC 835. As a result, the Notes were recorded at the amortized cost.

The convertible debt balance at March 31, 2024 and December 31, 2023 is summarized as follows:

Debt B	As of March 31, 2024	As of December 31, 2023
Principal amount outstanding	$5,154,000	$5,154,000
Less: discounts (issuance, redemptions, warrants)	(1,818,939)	(1,818,939)
Amortization of discounts	1,818,939	1,818,939
Carrying value	$5,154,000	$5,154,000

OS Therapies Incorporated
Notes to the Unaudited Financial Statements
For the Three Months Ended March 31, 2024 and 2023

NOTE 4 — CONVERTIBLE DEBT (cont.)

Group C

Commencing in July 2021, the Company entered into an unsecured Subordinated Convertible Promissory Note Agreement (the “Agreements”) with certain lenders (together, the “Holders” or individually, the “Holder”), pursuant to which the Company issued a Subordinated Convertible Promissory Note (individually the “Note” or together the “Notes”) to the Holders, principally the Investors brought in by an investment bank. Interest on the unpaid principal balance accrues at a rate of 6% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days. Unless earlier converted into shares of Equity Securities, the principal and accrued interest will be due and payable by the Company on demand by the Holders at any time after the earlier of (i) the Maturity Date (as defined in each Agreement) and (ii) the closing of the Next Equity Financing (as defined below). The stated Maturity Date was extended in October 2023, under the same terms, until October 31, 2024.

The Notes will automatically convert into the type of Equity Securities issued in the Next Equity Financing upon closing. The number of shares of such Equity Securities to be issued will be equal to the quotient obtained by dividing the outstanding principal and unpaid accrued interest due on the Note on the date of conversion of 80% of the price paid per share for Equity Securities by the investors in the Next Equity Financing. No such Next Equity Financing has occurred through March 31, 2024. Equity Securities refers to Company’s common stock or preferred stock and Next Equity Financing refers to the next sale (or series of related sales) by the Company of its equity securities from which the Company receives gross proceeds of not less than $10,000,000 (including the aggregate amount of debt securities converted into Equity Securities upon conversion or cancellation of promissory notes).

In the event that the Company raises aggregate additional cash proceeds of at least $10,000,000 through the sale of the Company’s equity securities, excluding the sales or conversions of Notes under the Agreement, the outstanding principal amount due will automatically, and without any action on part of the holder, be converted into fully paid and non-assessable units of the Company’s equity stock sold in such qualified financing at 12.5% of the equity stock conversion price.

The Company, at its option, may pay all accrued, but unpaid, interest and other charges in cash or by the issuance of additional equity stock at a rate of the applicable conversion price.

The Company evaluated the Notes in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and determined the Notes are considered share-settled debt and should be recorded as a liability. This conclusion was determined based on the debt providing the holder with a variable number of shares at settlement with an aggregate fair value equal to the debt instrument’s outstanding principal. The general measurement guidance in ASC 480 requires obligations that can be settled in shares with a fixed monetary value at settlement (e.g., share-settled debt) to be carried at fair value unless other accounting guidance specifies another measurement attribute. It has been determined that the appropriate guidance for share-settled debt is ASC 835. As a result, the Notes were recorded at the amortized cost.

The convertible debt balance at March 31, 2024 and December 31, 2023 is summarized as follows:

Debt C	As of March 31, 2024	As of December 31, 2023
Principal amount outstanding	$3,945,020	$3,945,020
Less: discounts (issuance, redemptions, warrants)	(1,088,223)	(1,063,223)
Amortization of discounts	1,088,223	1,016,620
Carrying value	$3,945,020	$3,873,417

OS Therapies Incorporated
Notes to the Unaudited Financial Statements
For the Three Months Ended March 31, 2024 and 2023

NOTE 4 — CONVERTIBLE DEBT (cont.)

Group D

Commencing in November 2022, the Company entered into an unsecured Subordinated Convertible Promissory Note Agreement (the “Agreements”) with certain lenders (together, the “Holders” or individually, the “Holder”), pursuant to which the Company issued a Subordinated Convertible Promissory Note (individually the “Note” or together the “Notes”) to the Holders, principally the Investors brought in by an investment bank. Interest on the unpaid principal balance accrues at a rate of 6% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days. Unless earlier converted into shares of Equity Securities, the principal and accrued interest will be due and payable by the Company on demand by the Holders at any time after the earlier of (i) the Maturity Date (as defined in each Agreement) and (ii) the closing of the Next Equity Financing (as defined below). The stated Maturity Date was extended in October 2023, under the same terms, until October 31, 2024.

The Notes will automatically convert into the type of Equity Securities issued in the Next Equity Financing upon closing. The number of shares of such Equity Securities to be issued will be equal to the quotient obtained by dividing the outstanding principal and unpaid accrued interest due on the Note on the date of conversion of 50% of the price paid per share for Equity Securities by the investors in the Next Equity Financing. No such Next Equity Financing has occurred through March 31, 2024. Equity Securities refers to Company’s common stock or preferred stock and Next Equity Financing refers to the next sale (or series of related sales) by the Company of its equity securities from which the Company receives gross proceeds of not less than $10,000,000 (including the aggregate amount of debt securities converted into Equity Securities upon conversion or cancellation of promissory notes).

In the event that the Company raises aggregate additional cash proceeds of at least $10,000,000 through the sale of the Company’s equity securities, excluding the sales or conversions of Notes under the Agreement, the outstanding principal amount due will automatically, and without any action on part of the holder, be converted into fully paid and non-assessable units of the Company’s equity stock sold in such qualified financing at 50% of the equity stock conversion price.

In connection with the Group D Convertible Notes, the Company agreed to issue an additional 400,000 shares of common stock as of March 31, 2024 to the Group D Holders, prorated based on such Holder’s investment amount, as an inducement for their investment in the Group D Convertible Notes.

The Company, at its option, may pay all accrued, but unpaid, interest and other charges in cash or by the issuance of additional equity stock at a rate of the applicable conversion price.

The Company evaluated the Notes in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and determined the Notes are considered share-settled debt and should be recorded as a liability. This conclusion was determined based on the debt providing the holder with a variable number of shares at settlement with an aggregate fair value equal to the debt instrument’s outstanding principal. The general measurement guidance in ASC 480 requires obligations that can be settled in shares with a fixed monetary value at settlement (e.g., share-settled debt) to be carried at fair value unless other accounting guidance specifies another measurement attribute. It has been determined that the appropriate guidance for share-settled debt is ASC 835. As a result, the Notes were recorded at the amortized cost.

The convertible debt balance at March 31, 2024 and December 31, 2023 is summarized as follows:

Debt D	As of March 31, 2024	As of December 31, 2023
Principal amount outstanding	$2,000,000	$2,000,000
Less: discounts (issuance, redemptions, warrants)	(1,864,654)	(1,864,654)
Amortization of discounts	1,864,654	1,814,814
Carrying value	$2,000,000	$1,950,160

OS Therapies Incorporated
Notes to the Unaudited Financial Statements
For the Three Months Ended March 31, 2024 and 2023

NOTE 4 — CONVERTIBLE DEBT (cont.)

Group E

Commencing in February 2023, the Company entered into an unsecured Subordinated Convertible Promissory Note Agreement (the “Agreements”) with certain lenders (together, the “Holders” or individually, the “Holder”), pursuant to which the Company issued a Subordinated Convertible Promissory Note (individually the “Note” or together the “Notes”) to the Holders, principally the Investors brought in by an investment bank. Interest on the unpaid principal balance accrues at a rate of 6% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days. Unless earlier converted into shares of Equity Securities, the principal and accrued interest will be due and payable by the Company on demand by the Holders at any time after the earlier of (i) the Maturity Date (as defined in each Agreement) and (ii) the closing of the Next Equity Financing (as defined below). The stated Maturity Date was extended in October 2023, under the same terms, until October 31, 2024.

The Notes will automatically convert into the type of Equity Securities issued in the Next Equity Financing upon closing. The number of shares of such Equity Securities to be issued will be equal to the quotient obtained by dividing the outstanding principal and unpaid accrued interest due on the Note on the date of conversion of 50% of the price paid per share for Equity Securities by the investors in the Next Equity Financing. No such Next Equity Financing has occurred through March 31, 2024. Equity Securities refers to Company’s common stock or preferred stock and Next Equity Financing refers to the next sale (or series of related sales) by the Company of its equity securities from which the Company receives gross proceeds of not less than $10,000,000 (including the aggregate amount of debt securities converted into Equity Securities upon conversion or cancellation of promissory notes).

In the event that the Company raises aggregate additional cash proceeds of at least $10,000,000 through the sale of the Company’s equity securities, excluding the sales or conversions of Notes under the Agreement, the outstanding principal amount due will automatically, and without any action on part of the holder, be converted into fully paid and non-assessable units of the Company’s equity stock sold in such qualified financing at 50% of the equity stock conversion price.

In connection with the Group E Convertible Notes, the Company agreed to issue an additional 220,000 shares of common stock as of March 31, 2024 to the Group E Holders, prorated based on such Holder’s investment amount, as an inducement for their investment in the Group E Convertible Notes.

The Company, at its option, may pay all accrued, but unpaid, interest and other charges in cash or by the issuance of additional equity stock at a rate of the applicable conversion price.

The Company evaluated the Notes in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and determined the Notes are considered share-settled debt and should be recorded as a liability. This conclusion was determined based on the debt providing the holder with a variable number of shares at settlement with an aggregate fair value equal to the debt instrument’s outstanding principal. The general measurement guidance in ASC 480 requires obligations that can be settled in shares with a fixed monetary value at settlement (e.g., share-settled debt) to be carried at fair value unless other accounting guidance specifies another measurement attribute. It has been determined that the appropriate guidance for share-settled debt is ASC 835. As a result, the Notes were recorded at the amortized cost.

The convertible debt balance at March 31, 2024 and December 31, 2023 is summarized as follows:

Debt E	As of March 31, 2024	As of December 31, 2023
Principal amount outstanding	$1,100,000	$1,100,000
Less: discounts (issuance, redemptions, warrants)	(550,000)	(550,000)
Amortization of discounts	550,000	550,000
Carrying value	1,100,000	1,100,000
Less related party portion	(50,000)	(50,000)
Convertible Notes – E	$1,050,000	$1,050,000

OS Therapies Incorporated
Notes to the Unaudited Financial Statements
For the Three Months Ended March 31, 2024 and 2023

NOTE 4 — CONVERTIBLE DEBT (cont.)

Group F

Commencing in June 2023, the Company entered into an unsecured Subordinated Convertible Promissory Note Agreement (the “Agreements”) with certain lenders (together, the “Holders” or individually, the “Holder”), pursuant to which the Company issued a Subordinated Convertible Promissory Note (individually the “Note” or together the “Notes”) to the Holders, principally the Investors brought in by an investment bank. Interest on the unpaid principal balance accrues at a rate of 6% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days. Unless earlier converted into shares of Equity Securities, the principal and accrued interest will be due and payable by the Company on demand by the Holders at any time after the earlier of (i) the Maturity Date (as defined in each Agreement) and (ii) the closing of the Next Equity Financing (as defined below). The stated Maturity Date was extended in October 2023, under the same terms, until October 31, 2024.

The Notes will automatically convert into the type of Equity Securities issued in the Next Equity Financing upon closing. The number of shares of such Equity Securities to be issued will be equal to the quotient obtained by dividing the outstanding principal and unpaid accrued interest due on the Note on the date of conversion of 50% of the price paid per share for Equity Securities by the investors in the Next Equity Financing. No such Next Equity Financing has occurred through March 31, 2024. Equity Securities refers to Company’s common stock or preferred stock and Next Equity Financing refers to the next sale (or series of related sales) by the Company of its equity securities from which the Company receives gross proceeds of not less than $10,000,000 (including the aggregate amount of debt securities converted into Equity Securities upon conversion or cancellation of promissory notes).

In the event that the Company raises aggregate additional cash proceeds of at least $10,000,000 through the sale of the Company’s equity securities, excluding the sales or conversions of Notes under the Agreement, the outstanding principal amount due will automatically, and without any action on part of the holder, be converted into fully paid and non-assessable units of the Company’s equity stock sold in such qualified financing at 50% of the equity stock conversion price.

In connection with the Group F Convertible Notes, the Company agreed to issue an additional 536,700 shares of common stock as of March 31, 2024 to the Group F Holders, prorated based on such Holder’s investment amount, as an inducement for their investment in the Group F Convertible Notes.

The Company, at its option, may pay all accrued, but unpaid, interest and other charges in cash or by the issuance of additional equity stock at a rate of the applicable conversion price.

The Company evaluated the Notes in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and determined the Notes are considered share-settled debt and should be recorded as a liability. This conclusion was determined based on the debt providing the holder with a variable number of shares at settlement with an aggregate fair value equal to the debt instrument’s outstanding principal. The general measurement guidance in ASC 480 requires obligations that can be settled in shares with a fixed monetary value at settlement (e.g., share-settled debt) to be carried at fair value unless other accounting guidance specifies another measurement attribute. It has been determined that the appropriate guidance for share-settled debt is ASC 835. As a result, the Notes were recorded at the amortized cost.

The convertible debt balance at March 31, 2024 and December 31, 2023 is summarized as follows:

Debt F	As of March 31, 2024	As of December 31, 2023
Principal amount outstanding	$2,683,500	$1,932,500
Less: discounts (issuance, redemptions, warrants)	(1,391,750)	(966,250)
Amortization of discounts	820,424	415,482
Carrying value	$2,112,174	$1,381,732

OS Therapies Incorporated
Notes to the Unaudited Financial Statements
For the Three Months Ended March 31, 2024 and 2023

NOTE 4 — CONVERTIBLE DEBT (cont.)

Redemption Liability

The fair value of the redemption liability is calculated under Level 3 of the fair value hierarchy, is determined based upon a Probability-Weighted of Expected Returns Model (“PWERM”). This PWERM was determined to be the most appropriate method of estimating the value of possible redemption or conversion outcomes over time, since the Company has not entered into a priced equity round through March 31, 2024. The fair value of the redemption liability is calculated using the initial value of the convertible note less the debt discount rate of 12.5% in Group A, 20% in Groups B and C, and 50% in Groups D, E and F. The redemption liability is then amortized over the remaining life of the note, utilizing the interest rates of 10% and 6% respectively for the groups. The life of each note in Group A is for a set period of 3 years, and is variable in Groups B, C, D, E and F, with a range of 12 months to 3 years. The Company retains the option to negotiate an extended maturity date for Groups B, C, D, E and F. The new embedded redemption values were $475,500 and $1,541,250 for the periods ended March 31, 2024 and December 31, 2023, respectively. The redemption liability is re-measured at each period end and is summarized as follows:

	As of March 31, 2024	As of December 31, 2023
New Embedded Redemption Value – Group A	144,250	144,250
New Embedded Redemption Value – Group B	1,130,800	1,130,800
New Embedded Redemption Value – Group C	789,004	789,004
New Embedded Redemption Value – Group D	1,000,000	1,000,000
New Embedded Redemption Value – Group E	550,000	550,000
New Embedded Redemption Value – Group F	1,441,750	966,250
Ending Balance	$5,055,804	$4,580,304

Fees Associated with Convertible Debt Raise

The fees associated with the convertible debt raise are legal and investment fees associated with the issuance of the convertible notes for Groups A, B, C and D. There were no related parties who received these fees. The fees are amortized over the life of the convertible note utilizing an interest rate of 10% for Group A and 6% for Groups B, C and D. The debt issuance liability is re-measured at each period end and is summarized in the table below.

	As of March 31, 2024	As of December 31, 2023
Debt Issuance Costs
Group A	$—	$—
Group B	—	—
Group C	—	9,133
Group D	—	—
Total Net Debt Issuance	$—	$9,133

OS Therapies Incorporated
Notes to the Unaudited Financial Statements
For the Three Months Ended March 31, 2024 and 2023

NOTE 4 — CONVERTIBLE DEBT (cont.)

Make-whole liability — Shares due Noble Capital

In March 2020, the Company signed a new advisory agreement with Noble Capital, in lieu of cash remuneration and the company agreed to issue 4% of the Company’s shares, with an anti-dilution clause. The make-whole liability represents the shares earned for the anti-dilution of their stock position over 2020 and 2021. The 2021 year-end had the Company owing an aggregate of 466,404 shares valued in the amount of $408,413, after issuing 400,000 shares in 2020. In 2021, the Company recorded an associated expense to advisory fees of $152,482 to recognize the share value earned on the anti-dilution compensation in 2021. In 2022, the Company set aside 141,248 shares to satisfy the anti-dilution clause. In 2022, the Company recorded an associated expense to advisory fees of $282,496 to recognize the share value earned on the anti-dilution compensation in the 2022.

For the three months ended March 31, 2024 and 2023, the Company recorded an additional 0 and 33,344 shares, respectively, with an associated expense to advisory fees of $0 and $66,688, respectively, on the anti-dilution compensation.

On July 1, 2023, the make-whole liability for Noble Capital was determined to be contractually nullified. The Company unwound the liability, and it is reflected in our Statement of Stockholders’ Deficit.

Make-whole liability — Shares Officers & Directors

In January 2023, 700,000 shares of Class A common stock were issued to officers, key employees, key advisors and directors, leaving 40,000 shares in the balance to be issued to Joacim Borg, a director with a value of $80,000.

On March 1, 2023, the Company hired Alan Musso, former CFO, and, as part of his compensation contract, he was awarded 25,000 shares of common stock with a value of $2.00 per share, the $50,000 in compensation of which is reflected in the make-whole stock liability.

Alan resigned on June 30, 2023, and Christopher Acevedo, current CFO, took his position. Mr. Acevedo will be awarded the balance of Mr. Musso’s shares upon a successful initial public offering.

The Company’s make-whole share liability is summarized in the table below as of March 31, 2024.

Name	Position	# Shares	Value	Date Earned
Alan Musso	Former CFO	6,250	$12,500	March 1, 2023
Christopher Acevedo	Current CFO	18,750	37,500	Upon IPO
Joacim Borg	Director	40,000	80,000	July 1, 2022
TOTAL		65,000	$130,000

Warrants for Placement Agent — Noble Capital

In March 2020, the Company signed a new advisory agreement with Noble Capital, in lieu of cash remuneration it was provided a 10% warrant fee, in addition to cash remuneration on debt raises from Noble procured investments. The terms of the warrants are five years at an exercise price that equates to the average price the convertible debt holders paid in each debt raise round.

The number of warrants earned in 2020 was 248,855 valued at $248,855. The number of warrants earned in 2021 was 213,782, valued at $427,564. The total warrants earned as of December 31, 2022 was 162,644, valued at $325,288. No warrants were earned in 2023 or in the three months ending March 31, 2024.

OS Therapies Incorporated
Notes to the Unaudited Financial Statements
For the Three Months Ended March 31, 2024 and 2023

NOTE 4 — CONVERTIBLE DEBT (cont.)

Warrants earned in 2022, 2021 and 2020 have been accounted for as a discount to the associated convertible debt with the discounts amortized over the term of the related debt. The debt discount accretion expense in warrants in the three months ended March 31, 2024 and 2023 was $49,840 and $83,069, respectively. The total unamortized discount of those warrants is $0 and $49,840 as of March 31, 2024 and December 31, 2023, respectively.

Short-term Loan

An investor lent the Company $100,000 on March 7, 2024. The note is a demand note, carrying interest at 8% and was used for working capital purposes. The company intends to repay the loan in 2024.

NOTE 5 — TEDCO GRANT

In May of 2021, the Company received the first of two tranches from TEDCO’s Rural & Underserved Business Recovery from Impact of COVID-19 (RUBRIC) Grant in the amount of $50,000. A second tranche of $50,000 was received in October 2021 for a total reimbursable grant amount of $100,000. The Company is obligated to report on and pay to TEDCO 3% of their quarterly revenues for a five-year period following the reward date. Income from grants and investments are not considered revenues. Royalties due to TEDCO are capped at 150% of the amount of the award or $150,000 total. The Company has the option to eliminate the quarterly royalty obligation by making an advance payment prior to the end of the five-year period, in which case, the Company will receive a 10% reduction of the royalty cap percentage for each year prior to the expiration of the five-year reimbursement period that the grant is repaid in full. If the Company ceases to meet eligibility requirements the reimbursement obligation will become due to TEDCO immediately; however the discount for meeting the obligation will still apply.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Employee Commitments

There are no employee commitments as the Company operates on an at-will employment basis.

Rental Agreement

The Company had a rental agreement with BXP Shady Grove Lot 7 LLC, beginning in April 2023 and ending in December 2023. The payment term of the license agreement was $1,000 per month. Rent expense for the year ended December 31, 2023 was $12,000. The Company has not renewed its lease and has a mailing address at 115 Pullman Crossing Road, Suite 103, Grasonville, Maryland 21638.

License Obligation and Manufacturing Agreements Advaxis

The Company entered into an exclusive license agreement with Advaxis, Inc. in September 2018, as amended, pursuant to which it acquired the right to develop and commercialize Advaxis HER2 Construct, the Company’s product candidate and the use of Advaxis HER2 Construct patents.

Per the agreement, all milestone payments are non-creditable and non-refundable and will be due and payable upon the occurrence of the corresponding milestone event. For clarity, each milestone payment is payable only once. As of December 31, 2020, the Funding Milestone had been achieved and payment in full was made in January 2021. As of May 2021, the second milestone had been completed and paid. For the three months ended March 31, 2024, no payments were made.

OS Therapies Incorporated
Notes to the Unaudited Financial Statements
For the Three Months Ended March 31, 2024 and 2023

NOTE 6 — COMMITMENTS AND CONTINGENCIES (cont.)

The milestone events and financial terms are as follows:

Milestone		Amount
1.	OST has secured funding of at least Two Million Three Hundred Thirty-Seven Thousand Five Hundred US Dollars ($2,337,500), in the aggregate (The Funding Milestone) (paid)	License Commencement Payment $1,550,000
2.	The earlier to occur of: (A) OST having secured at least Eight Million US Dollars, in the aggregate or (B) Completion of the first Clinical Trial (with “Completion” meaning that the final patient has enrolled in first Clinical Trial) (paid)	$1,375,000
3.	The earlier to occur of: (A) receipt of Regulatory Approval from the FDA for the First Indication of the first Licensed Product or (B) Initiation of the first Registrational Trial of the first Licensed Product in the Field	$5,000,000
4.	Cumulative Net Sales of all Licensed Products in excess of Twenty Million US Dollars ($20,000,000)	$1,500,000
5.	Cumulative Net Sales of all Licensed Products in excess of Fifty Million US Dollars ($50,000,000) Cumulative Net Sales of all Licensed Products in ex	$5,000,000
6.	Cumulative Net Sales of all Licensed Products in excess of One Hundred Million US Dollars ($100,000,000)	$10,000,000

All milestone payments are non-creditable and non-refundable and are due and payable upon the occurrence of the corresponding date or milestone, regardless of any failure by the Company to provide the notice required by Section 6.4a of the licensing agreement. For clarity, each milestone payment is payable only once. As of December 31, 2020, the first milestone had been achieved. As of January 7, 2021, the license commencement payment was paid in full. As of May 21, 2021, the second milestone had been completed and paid in full.

Additionally, on an aggregate basis across all licensed products during the royalty term, the Company will pay quarterly to Advaxis royalties on net sales of licensed products, royalty rates range from a percentage in the high single digits to low double digits. No royalties were payable in the three months ended March 31, 2024.

BlinkBio

In July 2020, the Company entered into a Licensing Agreement with BlinkBio, Inc., to utilize their proprietary technology. As of August 2020, the $300,000 License fee was fully paid and recorded in license expense. These payments have been recorded in the Licensing expenses of the accompanying Statement of Operations. No payments were due or made in 2024. A payment schedule is set for future milestones, is summarized below:

Milestone Bearing Event		Milestone Payment
1.	License Fee to utilize proprietary technology (paid)	$300,000 + $2.4 million Convertible Note
2.	Commencement of a toxicology study commented pursuant to Good Laboratory Practices (per 21 CFR Part 58) such that any resulting positive data would be admissible to applicable Regulatory Authorities to support an IND (commonly referred to as “GLP-Tox”)	$375,000
3.	Completion of a Phase I Clinical Trial	$1,500,000
4.	Completion of a Phase II Clinical Trial	$2,500,000
5.	Filing of an NDA, BLA or MAA registration (or the equivalent in any other territory around the world)	$6,000,000
6.	Regulatory Approval in the first of the United States, within the EU or within the UK	$12,000,000

OS Therapies Incorporated
Notes to the Unaudited Financial Statements
For the Three Months Ended March 31, 2024 and 2023

NOTE 6 — COMMITMENTS AND CONTINGENCIES (cont.)

The Company will make the cash payments set forth in the table above by wire transfer of immediately available funds, to BlinkBio within thirty (30) days of the occurrence of each milestone set forth with respect to the first Product to attain each such milestone, except that the first Milestone above will apply with respect to The Company’s first product candidate. During the Royalty Term, the Company will pay BlinkBio a royalty of six percent (6%) on Net Sales on a Product-by-Product and country-by-country basis during the Royalty Term, in a country in which no Valid Claim Covers the manufacture, use, or sale of a Product, the royalty on Net Sales of such Product in such country will be reduced to three percent (3%). No royalties were due in the three months ended March 31, 2024, no payments were made in the year 2023.

For the avoidance of doubt, each Milestone payment will be payable only once, and the aggregate amount of Milestone payments payable hereunder will not exceed $22,375,000. A Milestone may be achieved by the Company or a Commercial Sublicensee.

George Clinical Inc.

In June 2020, the Company entered into a Research Service Agreement, as amended, with George Clinical Inc., to use their clinical research services for the Company’s study: “An Open Label, Phase 2 Study of Maintenance Therapy with OST-HER2 after Resection of Recurrent Osteosarcoma”. Under the terms of the agreement, the Company is required to pay to George Clinical certain fees described in the fee schedule below. The total budget under the agreement is approximately $2,436,928. For the three months ended March 31, 2024 and year ended December 31, 2023, we paid $86,687 and $921,300, respectively, to George Clinical. These payments have been recorded as research and development expenses in our Statement of Operations and Comprehensive Loss. The fee schedule for certain fees and corresponding payment amounts is set forth below.

George Clinical Payment Schedule		Payment Amount
1.	Service Fee Advance (paid)	$49,989
2.	Service Fee Advance of $212,335 minus the amount already paid, plus PTC Fee Advance of $31,325 (paid)	$193,671
3.	Statistics Fees – 35% on Electronic Data Capture (EDC) Go Live Date	$47,740
4.	Statistics Fees – 35% on Development of SAP tables	$47,740
5.	Statistics Fees – 30% on Final Analysis	$40,920
6.	Service Fees – Remainder Due	Split monthly over course of study

George Clinical will track and invoice the Company for the number of task units completed and pass through costs will be invoiced each month in arrears based on actual costs without mark-up. The PTC Advance Fee will be used to offset final pass through fees payable. As of March 31, 2024, the balance due to George Clinical was $644,287.

Legal Proceedings

From time to time, the Company may be involved in disputes, including litigation, relating to claims arising out of operations in the normal course of business. Any of these claims could subject the Company to costly legal expenses and, while management generally believes that there will be adequate insurance to cover different liabilities at such time the Company becomes a public company and commences clinical trials, the Company’s future insurance carriers may deny coverage or policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on the results of operations and financial position. Additionally, any such claims, whether or not successful, could damage the Company’s reputation and business. The Company is currently not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, could have a material adverse effect on the Company’s results of operations or financial position.

OS Therapies Incorporated
Notes to the Unaudited Financial Statements
For the Three Months Ended March 31, 2024 and 2023

NOTE 7 — EQUITY

Common Stock

In 2021, the Company split Common Stock into two classes with fifty million shares of Class A Common Stock, $0.001 par value per share (“Class A Common Stock”) designated and twenty million shares of Class B Common Stock, $0.001 par value per share (“Class B Common Stock”). On February 9, 2024, the Company changed the name of the Class A Common Stock and Class B Common Stock to combine into the name Common Stock, with 50,000,000 shares authorized. As of March 31, 2024 and December 31, 2023, the Company had 11,982,082 and 10,680,000 shares of Common Stock outstanding, respectively. Common Stock has voting rights.

Preferred Stock

In 2021, 5,000,000 shares of Preferred Stock were authorized, 1,400,000 was designated as Series A Preferred Stock, with 1,302,082 shares issued of Series A Preferred Stock. Series A Preferred Stock has 5% cumulative coupon and liquidation priority above all Common Shares. The coupon dividends are computed at 5% of the principal per annum and are recorded monthly.

On February 9, 2024, the Series A Preferred Stock outstanding was converted to Common Stock on a 1:1 basis upon the filing of the Company’s third amended and restate certificate of incorporation. Effective February 9, 2024, the company had five million shares of authorized Preferred Stock, none of which were outstanding.

The dividend due for the three months ended March 31, 2024 and the year ended December 31, 2023 was $31,250 and $125,000, respectively, for a total accrued dividend payable at March 31, 2024 of $375,000.

The Preferred Stock has the following rights and privileges:

Voting — Votes together with the Common Stock on all matters on an as-converted basis. Approval of a majority of the New Preferred Stock voting as a separate class will be required to, among other things: (i) adversely change rights of the New Preferred Stock, (ii) change the authorized number of shares of New Preferred Stock.

Conversion — Each share of New Preferred Stock is convertible into one share of Common Stock (subject to proportional adjustments for stock splits, stock dividends and the like) at any time at the option of the holder. Conversion ratio will be subject to adjustment on a broad-based, weighted average basis in the event of subsequent issuances at a price less than the original issue price (as adjusted) subject to customary exceptions.

Liquidation — One times the original issue price of the New Preferred Stock plus declared but unpaid dividends on each share of New Preferred Stock (or, if greater, the amount that the New Preferred Stock would receive on an as-converted basis) will be paid first on each share of New Preferred Stock, and the balance of proceeds to be paid to Common Stock. A merger, reorganization, or similar transaction (including a sale, exclusive license or other disposition of all or substantially all of the assets of the Company or its subsidiaries) will be treated as a liquidation, thereby triggering payment of the liquidation preference described above. For the avoidance of doubt, the liquidation preference is intended to provide the Investor (and its permitted assigns) with an aggregate liquidation payment of $2,500,000.

	Total, as of March 31, 2024	Total, as of December 31, 2023
Shares Issued to Investors	—	1,302,082
Total Shares Issued	—	1,302,082

NOTE 8 — SUBSEQUENT EVENTS

The Company has issued $0.75 million in Group F Convertible Notes (see Note 4) through April 22, 2024. These notes carry a 6% interest rate and mature on October 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of OS Therapies Incorporated (“OS Therapies”, the “Company,” “we”, “our” or “us”) should be read in conjunction with the financial statements and notes thereto appearing in Part I, Item 1 of this report. In the following discussions, most percentages and dollar amounts have been rounded to aid presentation, and, accordingly, all amounts are approximations.

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which may include information concerning our beliefs, plans, objectives, goals, expectations, strategies, anticipations, assumptions, estimates, intentions, future events, future revenues or performance, capital expenditures and other information that is not historical information. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, the words “seek,” “estimate,” “expect,” “anticipate,” “project,” “plan,” “contemplate,” “plan,” “continue,” “intend,” “believe” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon our current expectations and various assumptions. We believe there is a reasonable basis for its expectations and beliefs, but there can be no assurance that we will realize its expectations or that its beliefs will prove to be correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Examples of risks and uncertainties that could cause actual results to differ materially from historical performance and any forward-looking statements include, but are not limited to, the risks described under the section below titled “Risk Factors” of our Registration Statement on Form S-1 initially filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023, as well as any subsequent filings with the SEC.

There may be other factors of which we are currently unaware or which it currently deems immaterial that may cause its actual results to differ materially from the forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date they are made and are expressly qualified in their entirety by the cautionary statements included in this report. Except as may be required by law, we undertake no obligation to publicly update or revise any forward-looking statement to reflect events or circumstances occurring after the date they were made or to reflect the occurrence of unanticipated events, or otherwise.

We make available through its Internet website, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports and other filings made by us with the SEC, as soon as practicable after we electronically file such reports and filings with the SEC. Our website address is www.ostherapies.com. The information contained on our website is not incorporated by reference into this report.

Overview

We are a clinical stage biopharmaceutical company focused on the identification, development and commercialization of treatments for Osteosarcoma (OS) and other solid tumors. Our mission is to address the significant need for new treatments in cancers of the bone in children and young adults. Osteosarcoma is an extremely challenging and often aggressive cancer that has particular treatment challenges due to its location, changing genotypes and high recurrence rates. We are currently seeking to answer the call for new treatments with our lead core product candidate OST-HER2 (also known as OST31-164). We intend to expand our pipeline beyond Osteosarcoma with this product candidate into other solid tumors with the same recurrence mechanism of action, including breast, esophageal and lung cancers. With the addition of our OST-Tunable Drug Conjugate (OST-tADC) platform, which we consider to be a next generation antibody-drug conjugate (ADC) technology, we will be targeting ovarian, lung and pancreatic cancers. Furthering our founding mission, we also intend to investigate clinical indications for OST-tADC in Osteosarcoma.

We believe that there have not been any new treatments approved by the U.S. Food and Drug Administration (FDA) for Osteosarcoma for more than 40 years. In humans, Osteosarcoma is an extremely rare cancer that primarily affects children, teenagers and young adults generally under 40 years of age. We are not aware of any competing adjuvant therapy for Osteosarcoma to be tested in children that is further along in the development process than OST-HER2. This disease is difficult to diagnose. The standard of care following first line therapies is simply to screen and wait for possible recurrence/metastasis. Studies published in the Journal of Clinical Oncology, “Osteosarcoma Relapse After Combined Modality Therapy: An Analysis of Unselected Patients in the Cooperative Osteosarcoma Study Group (COSS),” by Kempf-Bielack B., et al. (January 2005), and “Second and Subsequent Recurrences of Osteosarcoma: Presentation, Treatment, and Outcomes of 249 Consecutive Cooperative Osteosarcoma Study Group Patients,” by Bielack S., et al. (February 2009), reported that recurrence/metastasis happens in approximately half of all patients within 12 to 18 months following initial remittance. For those patients that experience recurrence, metastasis is typically to the lungs and brain, with survival rates of approximately 13% over the next year, according to these studies.

We have built a pipeline of product candidates targeting multiple indications for solid cancers. Our pipeline includes two drug technologies: (i) OST-HER2, an off-the-shelf immunotherapy, which is a type of cancer treatment that helps one’s immune system fight cancer, comprised of a genetically weakened and modified strain of Listeria monocytogenes, a species of bacteria that causes the infection listeriosis, that expresses HER2 peptides, and (ii) OST-tADC, a next generation tunable ADC with a plug-and-play platform that features tunable pH sensitive silicone linkers (SiLinkers). The payloads can include antibodies, chemotherapeutics, cytotoxins and potentially mRNA treatments directly into and in the vicinity of solid tumors.

Our Technology Platform

We are in the process of building a fully integrated platform technology to accelerate the development of a range of product candidates across multiple therapeutic areas. Our platform technology is intended to leverage our management’s in-depth experience in immunotherapy research, development and manufacturing to enable us to pursue multiple therapeutic targets. Our scientists and scientific advisors have accumulated decades of collective experience in the field of immunotherapy, oncology and small-molecule drug production, contributing key insights and significant achievement in our clinical development process.

Our Core Values

Our company’s three core values are:

●	Patient Impact. We care deeply about what we are building to change the future for patients. We are developing therapies for significant unmet medical need.

●	Empowerment. We are all responsible for delivering on our mission to develop new medicines for patients: listen, speak up and engage.

●	Collaboration. We know that we are better together and thrive when we challenge each other to find a better way for patients.

Our Growth Strategies

Our goal is to enrich and lengthen the lives of patients by being a leading, fully integrated biotechnology company. We are seeking to develop, manufacture and commercialize multiple product candidates targeting orphan and non-orphan oncologic diseases across multiple tissue types and therapeutic areas. To achieve our goal, we are pursuing the following growth strategies:

●	Consider potentially out-licensing OST-HER2 to animal health companies for veterinary use to treat dogs diagnosed with Osteosarcoma, one year of age or older.

●	Obtain marketing approval for OST-HER2 in Osteosarcoma, then quickly pivot to a master protocol within breast, esophageal, lung and other solid tumors where metastases express HER2 that could be targeted by immune cells.

●	Conclude pre-clinical and toxicology trials with the lead drug candidate for OST-tADC (OST-tADC-A, Exatecan-silanol-FRa), and file for an investigational new drug application (IND) to initiate a Phase I trial in ovarian cancer and other folate receptor alpha overexpressing cancers like endometrial cancer and some osteosarcomas. We believe that positive results from preclinical two-week and good laboratory practice (GLP) toxicology studies may also stimulate potential out-licensing activity of SiLinker and CAPs drug products, while not limiting therapeutic development.

●	Establish global commercial and medical affairs capabilities for OST-HER2 based therapies.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those that, in management’s view, are most important to the portrayal of a company’s financial condition and results of operations and most demanding on their calls on judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. While our significant accounting policies are described in more detail in Note 2 to our financial statements appearing elsewhere in this report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Debt Discount and Redemption Premium

We evaluated the Group A Convertible Notes, the Group B Convertible Notes, the Group C Convertible Notes and the Bridge Notes (collectively, the “Convertible Notes”) in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and determined that the Convertible Notes are considered share-settled debt and should be recorded as a liability. This conclusion was determined based on the debt providing the holder with a variable number of shares at settlement with an aggregate fair value equal to the debt instrument’s outstanding principal. The general measurement guidance in ASC 480 requires obligations that can be settled in shares with a fixed monetary value at settlement (e.g., share-settled debt) to be carried at fair value unless other accounting guidance specifies another measurement attribute. It has been determined that the appropriate guidance for share-settled debt is ASC 835. As a result, the Convertible Notes will be recorded at the amortized cost.

The initial fair value of the redemption value relating to the convertible debt instruments are capitalized and amortized over the term of the related debt using the straight-line method, which approximates the interest method. If a loan is paid in full, any unamortized financing costs will be removed from the related accounts and charged to operations. Amortization of debt discount is recorded as a component of interest expense. In accordance with ASU 2015-03, Interest — Imputation of Interest, the unamortized debt discount is presented in the accompanying balance sheet as a direct deduction from the carrying amount of the related debt.

The fair value of the redemption liability is calculated under Level 3 of the fair value hierarchy and is determined based upon a Probability-Weighted of Expected Returns Model (“PWERM”). This PWERM was determined to be the most appropriate method of estimating the value of possible redemption or conversion outcomes over time, since we have not entered into a priced equity round through March 31, 2024. The fair value of the redemption liability is calculated using the initial value of the Convertible Notes less the debt discount rate of 12.5% in Group A, 20% in Groups B and C, and 50% in Groups D, E and F. The redemption liability is then amortized over the remaining life of the note, utilizing the interest rates of 10% and 6% for the groups, respectively. The life of each note in Group A is for a set period of three years and is variable in Groups B, C, D, E and F, with a range of 12 months to three years. We retain the option to negotiate an extended maturity date for Groups B, C, D, E and F. The new embedded redemption values were $475,000 and $1,541,250 for the periods ended March 31, 2024 and December 31, 2023, respectively.

The fees associated with the convertible debt raise are legal and investment fees associated with the issuance of the Convertible Notes for Groups A, B, C, D, E and F. There were no related parties who received these fees. The fees are amortized over the life of the Convertible Notes utilizing an interest rate of 10% for Group A and 6% for Groups B, C, D, E and F.

Components of Our Results of Operations

Revenue. We did not recognize revenues for the three months ended March 31, 2024 or the years ended December 31, 2023 and 2022.

Operating Expenses. Our operating expenses are comprised primarily of research and development expenses, general and administrative expenses and licensing costs.

Research and Development Expenses. Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates, which include:

●	personnel-related costs, including salaries, benefits and stock-based compensation expense, for employees engaged in research and development functions;

●	expenses incurred in connection with our research programs, including under agreements with third parties, such as consultants and contractors and CROs;

●	the cost of developing and scaling our manufacturing process and manufacturing drug substance and drug product for use in our research and preclinical and clinical studies, including under agreements with third parties, such as consultants and contractors and contract development and manufacturing organizations (CDMOs); and

●	the cost of laboratory supplies and research materials.

We track our direct external research and development expenses on a program-by-program basis. These consist of costs that include fees, reimbursed materials, and other costs paid to consultants, contractors, CDMOs, and CROs in connection with our preclinical, clinical and manufacturing activities. We do not allocate employee costs, costs associated with our discovery efforts, and facilities expenses, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple programs and, as such, are not separately classified.

We expect that our research and development expenses will increase substantially as we advance OST-HER2 and OST-tADC into clinical development and expand our discovery, research and preclinical activities in the near term and in the future.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include professional fees for legal, patent, consulting, investor and public relations and accounting and audit services.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance, and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

Licensing Costs. Costs incurred in obtaining technology licenses and asset purchases are charged to licensing costs if the technology licensed has not reached technological feasibility which includes manufacturing, clinical, intellectual property and/or regulatory success which has no alternative future use. The licenses purchased by us require substantial completion of research and development and regulatory and marketing approval efforts in order to reach technological feasibility.

Interest Expense. We evaluated the Convertible Notes in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and determined the Convertible Notes are considered share-settled debt and should be recorded as a liability. This conclusion was determined based on the debt providing the holder with a variable number of shares at settlement with an aggregate fair value equal to the debt instrument’s outstanding principal. The general measurement guidance in ASC 480 requires obligations that can be settled in shares with a fixed monetary value at settlement (e.g., share-settled debt) to be carried at fair value unless other accounting guidance specifies another measurement attribute. It has been determined that the appropriate guidance for share-settled debt is ASC 835. As a result, the Convertible Notes were recorded at the amortized cost.

Cumulative Series A Preferred Stock Dividend. The Series A preferred stock dividend requirement represents the coupon dividends on our preferred stock and is identified as a separate component of our statement of operations to compute net income (loss) available to common shareholders. The coupon dividends are computed at 5% of the principal per annum and are recorded monthly. The cumulative accrued dividend at March 31, 2024 and 2023 was $375,000 and $250,000, respectively.

Income Taxes. Since our inception, we have not recorded income tax benefits for the net operating losses incurred or the research and development tax credits generated in each year, due to the uncertainty of realizing a benefit from those items.

As of December 31, 2023, we had U.S. federal net operating loss carry forwards of approximately $16.3 million, which may be available to offset future taxable income. The federal net operating loss carry forward indefinitely but may only be used to offset 80% of annual taxable income. As of December 31, 2023, we also had federal and state general business tax credit carry forwards of $1.4 million available to offset future tax liabilities and expire at various dates beginning in January 1, 2022. We have R&D credits that we opted to convert and use toward payroll taxes in amounts equal to $0.3 million as of December 31, 2023. As of December 31, 2023, we also had a federal and state research and development tax credit carry forwards of approximately $0.3 million, which may be available to offset future tax liabilities and expire at various dates beginning January 1, 2024 and January 1, 2023, respectively.

Deferred Offering Costs. Deferred offering costs consisted of legal, accounting, printing and filing fees that we capitalized, which will be offset against the gross proceeds from our initial public offering.

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	March 31,
(In thousands)	2024	2023
Expenses:
Research and development expenses	$361,809	$753,784
General and administrative	268,423	294,247
Total operating expenses	630,232	1,048,031

Loss from operations	(630,232)	(1,048,031)

Other income (expenses):
Interest expense	(828,760)	(798,938)
Total other expenses	(828,760)	(798,938)

Net loss	(1,458,992)	(1,846,969)
Cumulative Series A preferred stock dividend requirement	(31,250)	(31,250)
Net loss available to common shareholders	$(1,490,242)	$(1,878,219)

Research and Development Expenses. Research and development expenses were approximately $0.4 million for the three months ended March 31, 2024 compared to approximately $0.8 million for the three months ended March 31, 2023. This decrease was primarily due to a decrease in vendor expenses associated with our Phase IIb clinical trial and a decrease in vendor expenses associated with out OST-tADC platform technology. The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023:

	As of March 31,
(In thousands)	2024	2023
Direct research and development expenses by program:
OST-HER2	$253	$500
OST-tADC	—	153

Unallocated research and development expenses:
Personnel-related	109	101
Total research and development expenses	$362	$754

For the three months ended March 31, 2024 and 2023, the direct research and development expenses related to OST-HER2 were primarily lab fees, vendor expenses and staff payroll fees. In 2024, such expenses were primarily lab fees and related clinical support of approximately $0.3 million attributed to our Phase IIb clinical trial preparation and CRO costs as we completed IND-enabling studies. OST-tADC related direct research and development expenses were approximately $0.0 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2024 were approximately $0.3 million compared to $0.3 million for the three months ended March 31, 2023. These expenses were primarily attributed to marketing costs and accounting fees to consultants.

Licensing Costs. We did not have any licensing costs for the three months ended March 31, 2024 and 2023.

Interest Expense. Interest expense for the three months ended March 31, 2024 was approximately $0.8 million compared to $0.8 million for the three months ended March 31, 2023. to the amounts of interest are comprised of accretion of debt discount being amortized in 2024 and 2023 from associated discounts related to convertible notes and placement agent warrants, together with interest expenses from the issuances of convertible notes.

Liquidity and Capital Resources

Operating Losses

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates. For the three months ended March 31, 2024 and 2023, we reported a net loss of approximately $1.5 million and $1.8 million, respectively, and had an accumulated deficit of approximately $31.0 million and $23.5 million, respectively. We expect to incur significant expenses at an increasing rate and increasing operating losses for the foreseeable future.

As of March 31, 2024 and 2023, we had cash of approximately $0.1 million and $0.4 million, respectively. We have funded our operations to date primarily from the sale of our convertible notes in our private placements, which have provided total gross proceeds of $17.9 million as of March 31, 2024. We believe that the net proceeds from our private placements, together with our existing cash, will enable us to fund our operating expenses and capital expenditure requirements for the next three to six months.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	March 31,
(In thousands)	2024	2023
Cash used in operating activities	$(642)	$(428)
Cash provided by investing activities	—	1
Cash provided by financing activities	703	611
Net increase (decrease) in cash	$61	$184

Operating Activities

During the three months ended March 31, 2024 and 2023, operating activities used approximately $0.6 million and $0.4 million of cash, respectively, resulting from our net loss of approximately $1.5 million and $1.8 million, respectively, offset by net non-cash charges of approximately $0.6 million and $0.7 million, respectively, partially offset by net cash provided by changes in our operating assets and liabilities of approximately $0.2 million and $0.7 million, respectively.

Net cash provided by changes in our operating assets and liabilities for the three months ended March 31, 2024 and 2023 consisted primarily of an increase in accounts payable of approximately $0.04 million and $0.4 million, respectively, an increase in accrued interest of approximately $0.3 million and $0.2 million, respectively, and a change in accrued payroll of approximately $(0.1) million and $0.0 million, respectively.

Non-cash charges for the three months ended March 31, 2024 and 2023 were primarily the result of the amortization of debt discount on our convertible debt of approximately $0.6 million and $0.6 million, respectively. Changes in accounts payable, accrued expenses and other current liabilities and prepaid expenses and other current assets in all periods were generally due to growth in our business, the advancement of our research programs and the timing of vendor invoicing and payments.

Investing Activities

During the three months ended March 31, 2024 and 2023, net cash provided by investing activities was approximately $0.0 million and $0.0 million, respectively.

Financing Activities

During the three months ended March 31, 2024 and 2023, net cash provided by financing activities was approximately $0.7 million and $0.6 million, respectively. The net cash provided by financing activities for the three months ended March 31, 2024 and 2023 consisted primarily of net proceeds from sales of convertible notes, reduced by capitalized deferred offering costs.

Convertible Notes

We have completed seven separate private financing transactions from July 2018 to April 2024 in which we issued the Convertible Notes and raised total gross proceeds of $19,186,520 from accredited investors.

Information with respect to the seven separate private financings of convertible notes — A, B, C, D, E, F and BlinkBio — are indicated in the table below.

Group	Dates of issuance	Rate	Maturity	Collateral	Conversion rate	March 31, 2024 carrying amount	December 31, 2023 carrying amount	Convertible Note ceiling range on note valuation
								(in millions)
A	2018 – 2021	10%	10/31/2024	None	80% – 87.5%	$1.2	$1.2	$5 to 25 – varies per note
B	2020 – 2021	6%	10/31/2024	None	80%	$5.2	$5.2	$19
C	2021 – 2023	6%	10/31/2024	None	80%	$3.9	$3.9	$19 or 50 – varies per note
D	2022 – 2023	6%	10/31/2024	None	50%	$2.0	$2.0	$50
E	2023	6%	10/31/2024	None	50%	$1.1	$1.1	$50
F	2023 – 2024	6%	10/31/2024	None	50%	$2.1	$1.4	$50
BlinkBio	2020	10%	3/15/2022	None	100%	$—	$—	$19.2

The total accrued interest on the convertible notes listed in the table above was approximately $2.3 million and $2.0 million as of March 31, 2024 and December 31, 2023, respectively. The carrying amount and face amount of such convertible notes differ because of the unamortized debt issuance costs and the debt discount (which are amortized over the original term of the instrument) — see accounting policy discussion below. The material terms of each group of Convertible Notes are described below.

Group A Convertible Notes. From July 2018 through November 2021, we issued convertible notes in an aggregate principal amount of $1,154,000 (the “Group A Convertible Notes”) to accredited investors, including related parties. Interest on the unpaid principal balance on the Group A Convertible Notes accrues at a rate of 10% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days. Unless earlier converted into shares of Equity Securities, the principal and accrued interest on the Group A Convertible Notes are due and payable by us on demand by the holders of such convertible notes at any time after the earlier of (i) the Maturity Date and (ii) the closing of the Next Equity Financing (which is our anticipated initial public offering). In general, the stated Maturity Date varies from the date of issuance of two to four years and was extended in October 2023, under the same terms, until October 31, 2024.

The Group A Convertible Notes will automatically convert into shares of our common stock upon the consummation of our anticipated initial public offering. The number of shares of our common stock that to be issued upon the automatic conversion will be equal to the quotient obtained by dividing the outstanding principal and unpaid accrued interest due on the Group A Convertible Note on the date of conversion by a percentage between 80% to 87.5%, as applicable, of the initial public offering price per share in such offering. The Group A Convertible Notes have conversion capitalization ceilings that range from $5 million to $25 million, which limits the price a noteholder must pay in a convertible note-to-common stock conversion occurrence. The Group A Convertible Notes will have a conversion price that ranges from $0.39 to $1.97 per share, depending on the applicable valuation ceiling of each note (based on an assumed initial public offering price of $4.00 per share).

Group B Convertible Notes. From April 2020 through June 2021, we issued convertible notes in an aggregate principal amount of $5,154,000 (the “Group B Convertible Notes”) to accredited investors. Interest on the unpaid principal balance of the Group B Convertible Notes accrues at a rate of 6% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days. Unless earlier converted into shares of Equity Securities, the principal and accrued interest are due and payable by us on demand by the convertible holders of such notes at any time after the earlier of (i) the Maturity Date and (ii) the closing of the Next Equity Financing (which is our anticipated initial public offering). In general, the stated Maturity Date was March 31, 2022 but was extended in October 2023, under the same terms, until October 31, 2024.

The Group B Convertible Notes will automatically convert into shares of our common stock upon the consummation of our anticipated initial public offering. The number of shares of our common stock that to be issued upon the automatic conversion will be equal to the quotient obtained by dividing the outstanding principal and unpaid accrued interest due on the Group B Convertible Note on the date of conversion by 80% of the initial public offering price per share in such offering. The Group B Convertible Notes have a Conversion Capitalization ceiling of $19 million, which limits the price a noteholder must pay in a convertible note-to-common stock conversion occurrence. As a result of the valuation ceiling, the Group B Convertible Notes will have a conversion price of $1.31 per share (based on an assumed initial public offering price of $4.00 per share).

Group C Convertible Notes. From June 2021 through January 2023, we issued convertible notes in an aggregate principal amount of $3,945,020 (the “Group C Convertible Notes”) to accredited investors. Interest on the unpaid principal balance of the Group C Convertible Notes accrues at a rate of 6% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days. Unless earlier converted into shares of Equity Securities, the principal and accrued interest are due and payable by us on demand by the holders of such convertible notes at any time after the earlier of (i) the Maturity Date and (ii) the closing of the Next Equity Financing (which is our anticipated initial public offering). In general, the stated Maturity Date is May 31, 2024 but was extended in October 2023, under the same terms, until October 31, 2024.

The Group C Convertible Notes will automatically convert into shares of our common stock upon the consummation of our anticipated initial public offering. The number of shares of our common stock that to be issued upon the automatic conversion will be equal to the quotient obtained by dividing the outstanding principal and unpaid accrued interest due on the Group C Convertible Note on the date of conversion of our anticipated initial public offering by 80% of the initial public offering price per share in such offering. The Group C Convertible Notes have a conversion capitalization ceiling of $50 million, except that one note is subject to a valuation ceiling of $19 million, which limits the price a noteholder must pay in a convertible note-to-common stock conversion occurrence. As a result of the applicable valuation ceiling, the Group C Convertible Notes will have a conversion price of $1.31 or $2.61 per share, as applicable (based on an assumed initial public offering price of $4.00 per share).

Bridge Notes (Groups D, E and F). In November 2022, we issued convertible notes in an aggregate principal amount of $2,000,000 (the “Group D Convertible Notes”) to accredited investors. From February to June 2023, we issued convertible notes in an aggregate principal amount of $1,100,000 (the “Group E Convertible Notes”) to accredited investors. From June 2023 to April 2024, we issued convertible notes in an aggregate principal amount of $3,433,500 (the “Group F Convertible Notes” and, collectively with the Group D Convertible Notes and Group E Convertible Notes, the “Bridge Notes”) to accredited investors, of which an aggregate of $750,000 was issued in April 2024. Interest on the unpaid principal balance of the Bridge Notes accrues at a rate of 6% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days. Unless earlier converted into shares of Equity Securities, the principal and accrued interest are due and payable by us on demand by the holders of such convertible notes at any time after the earlier of (i) the Maturity Date and (ii) the closing of the Next Equity Financing (which is our anticipated initial public offering). In general, the stated Maturity Date is October 31, 2024.

The Bridge Notes will automatically convert into shares of our common stock upon the consummation of our anticipated initial public offering. The number of shares of our common stock that to be issued upon the automatic conversion will be equal to the quotient obtained by dividing the outstanding principal and unpaid accrued interest due on a Bridge Note on the date of conversion of our anticipated initial public offering by 50% of the initial public offering price per share in such offering. The Bridge Notes have a conversion capitalization ceiling of $50 million, which limits the price a noteholder must pay in a convertible note-to-common stock conversion occurrence. As a result of the valuation ceiling, the Bridge Notes will have a conversion price of $2.00 per share (based on an assumed initial public offering price of $4.00 per share).

Demand Note. On March 6, 2024, we issued a demand promissory note to a lender who was an investor in one of our prior convertible notes rounds in a principal amount of $100,000. The demand note bears interest at a rate of 8% per annum and the principal plus all accrued interest is payable upon demand by such lender. If such note is not paid on demand by us, interest will accrue at a rate of the lesser of 16% per annum and the highest rate of interest allowable under Maryland law. As of the date of May 13, 2024, the lender has not demanded payment from us.

BlinkBio. On August 19, 2020, we issued a convertible note with a principal amount of $2,400,000 (the “BlinkBio Convertible Note”) to BlinkBio, Inc., which is a related party based on Dr. Goddard being our Chairman and as the Chairman and Chief Executive Officer of BlinkBio, in exchange for the entry into the license agreement. On March 15, 2021, the principal and unpaid accrued interest of $100,000 of the BlinkBio Convertible Note converted into 1,302,082 shares of our Series A preferred stock and then distributed to BlinkBio stockholders. The BlinkBio Convertible Note had a conversion capitalization ceiling of $19.2 million, which limited the price a noteholder must pay in a convertible note-to-common stock conversion occurrence. On February 9, 2024, the 1,302,082 shares of our Series A preferred stock were converted into 1,302,082 shares of common stock (on a pre-split basis).

TEDCO Grant. In May 2021, we received the first of two tranches from TEDCO’s Rural & Underserved Business Recovery from Impact of Covid-19 (RUBRIC) Grant in the amount of $50,000. In October 2021, we received the second tranche of $50,000, which brought the total reimbursable grant amount to $100,000. We are obligated to report on and pay to TEDCO 3% of their quarterly revenues for a five-year period following the reward date. Income from grants and investments are not considered revenues. Royalties due to TEDCO are capped at 150% of the amount of the award, or $150,000. We have the option to eliminate the quarterly royalty obligation by making an advance payment prior to the end of the five-year period, in which case, we will receive a 10% reduction of the royalty cap percentage for each year prior to the expiration of the five-year reimbursement period that the grant is repaid in full. If we cease to meet eligibility requirements at any time, the reimbursement obligation will become due to TEDCO immediately; however, the discount for meeting the obligation will still apply.

Contractual Obligations and Other Commitments

We enter into contracts in the normal course of business with our CDMOs, CROs and other third parties to support preclinical research studies and testing and other development activities. These contracts are generally cancellable by us. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation.

License Obligations and Research Services

Advaxis. In November 2020, we entered into an amended and restated development, license and supply agreement with Advaxis, Inc. (now Ayala Pharmaceuticals, Inc.) (“Advaxis”), a clinical-stage biotechnology company focused on the development and commercialization of proprietary Lm (Listeria monocytogenes)-LLO (Listeriolysin O) cancer immunotherapies. Pursuant to this agreement, Advaxis granted a license to us that allows us to utilize Advaxis’ ADXS-HER2 construct patents to develop and commercialize ADXS-HER2, our lead product candidate (OST-HER2). The agreement was subsequently amended in April 2021 to modify the payment amounts for Milestones 2 and 3 listed in the table below. Under the terms of the amended agreement, we are required to pay to Advaxis (i) a one-time, non-refundable payment of $1,550,000 (the “License Commencement Payment”) and (ii) certain amounts based on the achievement of the milestones described in the payment schedule below. As of March 31, 2024, we paid to Advaxis a total of $2,925,000, consisting of (i) the License Commencement Payment for Milestone 1 and (ii) $1,375,000 for Milestone 2.

Payments towards the License Commencement Payment have been recorded as licensing expenses in our Statement of Operations and Comprehensive Loss for the year ended December 31, 2022. We expect to achieve Milestone 3 in March 2025. The payment schedule for milestones and corresponding payment amounts is set forth below.

Milestone		Milestone Payment
1.	OST has secured funding of at least $2,337,500, in the aggregate (paid)	License commencement payment: $1,550,000
2.	The earlier to occur of: (A) OST having secured at least $8,000,000, in the aggregate, or (B) completion of the first Clinical Trial (paid)	$1,375,000
3.	The earlier to occur of: (A) receipt of Regulatory Approval from the FDA for the First Indication of the first Licensed Product or (B) initiation of the first Registrational Trial of the first Licensed Product in the Field	$5,000,000
4.	Cumulative Net Sales of all Licensed Products in excess of $20,000,000	$1,500,000
5.	Cumulative Net Sales of all Licensed Products in excess of $50,000,000 Cumulative Net Sales of all Licensed Products in ex	$5,000,000
6.	Cumulative Net Sales of all Licensed Products in excess of $100,000,000	$10,000,000

All milestone payments are non-creditable and non-refundable and are due and payable upon the achievement of the milestone, regardless of any failure by us to provide notice to Advaxis of such achievement.

In addition to the payments upon achievement of the milestones listed in the above payment schedule, we are required to pay to Advaxis (i) a percentage in the high single digits to low double digits of (a) upfront sublicense fees or (b) clinical or regulatory milestone payment amounts, paid by a sublicensee to us in consideration of a sublicense grant to such sublicensee, and (ii) a quarterly royalty of a percentage in the high single digits to low double digits of net sales of our products containing the ADXS-HER2 constructs.

BlinkBio. In August 2020, we entered into a licensing agreement with BlinkBio, Inc., a privately-held developer of drug conjugate therapies designed to facilitate the treatment of cancer. Pursuant to this agreement, BlinkBio granted a license to us that allows us to utilize BlinkBio’s proprietary technology to develop, manufacture and commercialize certain of our products. BlinkBio granted us an exclusive license for tunable drug conjugates that are directed towards, binds to or modifies the folate receptor alpha and a co-exclusive license for tunable drug conjugates that are directed towards, binds to or modifies any target other than the folate receptor alpha, such as HER2.

Under the terms of the agreement, we are required to pay to BlinkBio (i) an upfront, non-refundable, non-creditable license fee of $300,000 (the “Up-Front Fee”), (ii) a royalty of 6% of net sales of our products that were made using BlinkBio’s proprietary technology, subject to potential reductions on such royalty, and (iii) certain amounts based on the achievement of the milestones described in the payment schedule below.

As of March 31, 2024, we had paid the Up-Front Fee. The payment schedule for milestones and corresponding payment amounts is set forth below.

Milestone Bearing Event		Milestone Payment
1.	License Fee to utilize proprietary technology (paid)	Up-front fee + $2.4 million Convertible Note
2.	Commencement of a toxicology study commented pursuant to Good Laboratory Practices (under 21 CFR Part 58), such that any resulting positive data would be admissible to applicable Regulatory Authorities to support an IND (commonly referred to as “GLP-Tox”)	$375,000
3.	Completion of a Phase I Clinical Trial	$1,500,000
4.	Completion of a Phase IIb Clinical Trial	$2,500,000
5.	Filing of an NDA, BLA or MAA registration (or the equivalent in any other territory around the world)	$6,000,000
6.	Regulatory Approval in the first of the United States, within the European Union or within the United Kingdom	$12,000,000

We are required to make the above cash payments to BlinkBio within 30 days of the achievement of each milestone with respect to the first product to attain each such milestone, except that the first milestone only applies to our first product candidate. The aggregate amount of payments relating to milestones 2 through 6 payable thereunder cannot exceed $22,375,000.

In connection with the license agreement, we also agreed to issue the BlinkBio Convertible Note. See “— Convertible Notes” above for more information on the BlinkBio Convertible Note.

George Clinical. In June 2020, we entered into a services agreement, as amended, with George Clinical, Inc., a clinical contract research organization. Pursuant to this agreement, we engaged George Clinical to use its clinical research services for our study entitled “An Open Label, Phase 2 Study of Maintenance Therapy with OST-HER2 after Resection of Recurrent Osteosarcoma.” Under the terms of the agreement, we are required to pay to George Clinical certain fees described in the fee schedule below. The total budget under the agreement is approximately $2,436,928. For the three months ended March 31, 2024 and year ended December 31, 2023, we paid $86,687 and $921,300, respectively, to George Clinical. These payments have been recorded as research and development expenses in our Statement of Operations and Comprehensive Loss. The fee schedule for certain fees and corresponding payment amounts is set forth below.

George Clinical Payment Schedule	Payment Amount
1. Service Fee Advance (paid)	$49,989
2. Service Fee Advance of $212,335 minus the amount already paid, plus PTC Fee Advance of $31,325 (paid)	$193,671
3. Statistics Fees – 35% on Electronic Data Capture (EDC) Go Live Date	$47,740
4. Statistics Fees – 35% on Development of SAP tables	$47,740
5. Statistics Fees – 30% on Final Analysis	$40,920
6. Service Fees – Remainder Due	Split monthly over course of study

George Clinical tracks and invoices us for the number of task units completed and pass-through costs are invoiced each month in arrears based on actual costs without mark-up. The PTC Fee Advance will be used to offset the first few months of invoices payable. As of March 31, 2024, the balance due to George Clinical was $644,287.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to Notes to the Financial Statements appearing elsewhere in this report.

The JOBS Act

The JOBS Act permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to avail ourselves of the extended transition period for complying with new or revised financial accounting standards.

We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding equity securities held by non-affiliates; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years; or (iv) the last day of our fiscal year following the fifth anniversary of the date of the completion of our anticipated initial public offering.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2024, that the disclosure controls and procedures are not effective due to lack of segregation of duties as a result of limited personnel and insufficient written policies and procedures for accounting, information technology and financial reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any pending or threatened legal proceedings other than the arbitration proceeding described below.

On April 12, 2024, Noble Capital Markets, Inc. filed a Demand for Arbitration against us in JAMS, claiming that we breached the anti-dilution provision in the parties’ advisory agreement by not issuing to Noble an additional 474,134 shares of our common stock. Although we deny that Noble is entitled to any such shares, out of an abundance of caution, we will reserve for issuance 474,134 shares of our common stock until final disposition of the arbitration. On June 7, 2024, there will be a hearing before a single emergency appointed arbitrator on Noble’s request for preliminary injunctive relief. Thereafter, the parties will proceed with their selection of a three-arbitrator panel as agreed to in the advisory agreement.

See also Note 6 to our financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

You should carefully consider the factors discussed under the section entitled “Risk Factors” in our Registration Statement on Form S-1 (File No. 333-271034), as amended, initial filed with the SEC on March 31, 2023, as such factors could materially affect our business, financial condition, and future results. The risks described in such registration statement are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may have a material adverse impact on our business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities by the Issuer

From November 2022 to April 2024, we issued convertible notes in an aggregate principal amount of $6,533,500 (the “Bridge Notes”) to accredited investors in exchange for cash in an aggregate amount of $6,533,500. The Bridge Notes bear interest at a rate of 6% per annum and mature on October 31, 2024. The Bridge Notes automatically convert into common stock at 50% of the price per share in our Next Equity Financing (which is our anticipated initial public offering), subject to a valuation ceiling of $50 million. The Bridge Notes will have a conversion price of $2.00 per share (based on an assumed initial public offering price of $4.00 per share).

In connection with the Bridge Notes, we agreed to issue an additional 653,350 shares of common stock (on a post-split basis) to the bridge investors, prorated based on such investor’s investment amount, as an inducement for their investment in the Bridge Notes. Additionally, we issued to Noble Life Science Partners, a division of Noble Capital Markets, Inc., the placement agent for the Group D placement, warrants to purchase 50,000 shares of common stock at an exercise price of $2.00 per share (the “Group D Warrants”), based on an assumed initial public offering price of $4.00 per share. The Group D Warrants may, at the option of the holder, be exercised in whole or part on a cashless basis. The Group D Warrants expire five years after the effective date of our anticipated initial public offering.

The issuances described above were not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) thereof and Regulation D promulgated thereunder, which exempts transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about the registrant or had access, through employment or other relationships, to such information.

Use of Proceeds

On March 31, 2023, we filed a Registration Statement on Form S-1 (File No. 333-271034) (as amended, the “Registration Statement”), which was declared effective by the SEC on February 14, 2024. To date, no securities have been sold under the Registration Statement. On May 13, 2024, we filed a Post-Effective Amendment No. 1 to the Registration Statement (the “Post-Effective Amendment”) to update certain information in the Registration Statement. No additional securities are being registered under the Post-Effective Amendment. As of May 20, 2024, the SEC has not declared the Post-Effective Amendment effective.

Item 6. Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Balance Sheets as of March 31, 2024 (unaudited) and December 31, 2023; (ii) Statements of Operations for the three months ended March 31, 2024 and 2023 (unaudited); (iii) Statements of Stockholders’ Deficit for the three months ended March 31, 2024 and 2023 (unaudited); (iv) Statements of Cash Flows for the three months ended March 31, 2024 and 2023 (unaudited); and (v) Notes to the Financial Statements (unaudited).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OS THERAPIES INCORPORATED

Date: May 20, 2024	By:	/s/ Paul Romness
Paul Romness
Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2024	By:	/s/ Christopher Acevedo
Christopher Acevedo
Chief Financial Officer
(Principal Financial and Accounting Officer)