Form 10-Q
period 2024-06-30
OS Therapies Inc
filed 2024-08-14
CIK 1795091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-42195

OS THERAPIES INCOPORATED

(Exact name of registrant as specified in its charter)

Delaware	82-5118368
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

115 Pullman Crossing Road, Suite 103
Grasonville, Maryland	21638
(Address of principal executive offices)	(Zip Code)

(410) 297-7793

(Registrant’s telephone number, including area code)

15825 Shady Grove Road, Suite 135

Rockville, Maryland 20850

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	OSTX	NYSE American

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

The number of shares of the registrant’s common stock outstanding as of the close of business on August 14, 2024 was 20,884,575.

TABLE OF CONTENTS

OS THERAPIES INCORPORATED

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OS Therapies Incorporated
Balance Sheets

(unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current Assets
Cash	$94,925	$38,982
Deferred Offering Costs	1,178,509	751,050
Employee Advances	62,127	—
Total Current Assets	1,335,561	790,032
Long-Term Assets
Fixed Assets (Net)	6,660	8,050
TOTAL ASSETS	$1,342,221	$798,082

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$2,924,816	$2,715,399
Accrued Interest on Convertible Notes	2,545,373	2,026,323
Accrued Expenses	187,500	162,500
Accrued Payroll and Payroll Taxes – Related Party	30,435	112,137
Accrued Payroll and Payroll Taxes	83,999	33,543
Redemption Premium	5,330,804	4,580,304
Short-Term Loan	250,000	—
Preferred Dividends Payable	375,000	343,750
Convertible Notes – A (Net Debt Discount)	1,053,993	1,051,032
Convertible Notes – A (Related Party Net Debt Discount)	100,000	100,000
Convertible Notes – B (Net Debt Discount)	5,154,000	5,154,000
Convertible Notes – C (Net Debt Discount)	3,945,020	3,873,417
Convertible Notes – D (Net Debt Discount)	2,000,000	1,950,160
Convertible Notes – E (Net Debt Discount)	1,100,000	1,100,000
Convertible Notes – F (Net Debt Discount)	3,095,218	1,381,732
Make-Whole Stock Liability	130,000	130,000
Total Current Liabilities	28,306,158	24,714,297
Long-Term Liabilities
TEDCO Grant	100,000	100,000
Total Long-Term Liabilities	100,000	100,000
Total Liabilities	28,406,158	24,814,297

STOCKHOLDERS’ DEFICIT
Common Stock par value $0.001, 50,000,000 shares authorized, 5,991,041 and 5,340,000 issued and outstanding, respectively	5,991	5,340
Preferred Stock, par value $0.001, 5,000,000 shares authorized, 0 and 1,302,082 shares Preferred Stock A issued and outstanding, respectively	—	1,302
Additional paid-in capital	5,495,981	5,495,330
Accumulated deficit	(32,565,909)	(29,518,187)
Total Stockholders’ Deficit	(27,063,937)	(24,016,215)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,342,221	$798,082

The accompanying notes are an integral part of these unaudited financial statements.

OS Therapies Incorporated
Statements of Operations
(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
OPERATING EXPENSES
Research & Development	$396,567	$992,896	$758,376	$1,743,431
General & Administrative	383,233	522,477	651,656	819,974
Loss from Operations	(779,800)	(1,515,373)	(1,410,032)	(2,563,405)

OTHER INCOME/EXPENSE
Interest Income	1	—	1	1
Interest Expense	(777,681)	(989,684)	(1,606,441)	(1,788,622)
Total Other Expense	(777,680)	(989,684)	(1,606,440)	(1,788,621)

NET LOSS	(1,557,480)	(2,505,057)	(3,016,472)	(4,352,026)

Cumulative Series A Preferred Stock Dividend Requirement	—	(31,250)	(31,250)	(62,500)
NET LOSS available to common shareholders	$(1,557,480)	$(2,536,307)	$(3,047,722)	$(4,414,526)

Basic & Diluted Weighted Average Common Shares Outstanding	5,991,041	5,340,000	5,847,955	5,340,000
Basic & Diluted Loss per Common Share Outstanding	$(0.26)	$(0.47)	$(0.52)	$(0.83)

The accompanying notes are an integral part of these unaudited financial statements.

OS Therapies Incorporated

Statements of Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2024 and 2023

(unaudited)

	Common Stock CS – Shares CS – Par Amount		Preferred Stock Shares Par Amount		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balances, December 31, 2022	4,990,000	4,990	1,302,082	$1,302	$4,038,083	$(21,601,603)	$(17,557,228)
Conversion of Make Whole Liability to Common Stock	350,000	350	—	—	699,650	—	700,000
Preferred Dividends	—	—	—	—	—	(31,250)	(31,250)
Net Loss	—	—	—	—	—	(1,846,969)	(1,846,969)
Balances, March 31, 2023	5,340,000	$5,340	1,302,082	$1,302	$4,737,733	$(23,479,822)	$(18,735,447)
Preferred Dividends	—	—	—	—	—	(31,250)	(31,250)
Net Loss	—	—	—	—	—	(2,505,057)	(2,505,057)
Balances, June 30, 2023	5,340,000	$5,340	1,302,082	$1,302	$4,737,733	$(26,016,129)	$(21,271,754)

Balances, December 31, 2023	5,340,000	$5,340	1,302,082	1,302	$5,495,330	$(29,518,187)	$(24,016,215)
Conversion of Preferred Stock to Common Stock	651,041	651	(1,302,082)	(1,302)	651	—	—
Preferred Dividends	—	—	—	—	—	(31,250)	(31,250)
Net Loss	—	—	—	—	—	(1,458,992)	(1,458,992)
Balances, March 31, 2024	5,991,041	$5,991	—	$—	$5,495,981	$(31,008,429)	$(25,506,457)
Net Loss	—	—	—	—	—	(1,557,480)	(1,557,480)
Balances, June 30, 2024	5,991,041	$5,991	—	$—	$5,495,981	$(32,565,909)	$(27,063,937)

The accompanying notes are an integral part of these unaudited financial statements.

OS Therapies Incorporated
Statements of Cash Flows

For the Six Months Ended June 30, 2024 and 2023

(unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,016,472)	$(4,352,026)
Depreciation expense	1,390	905
Amortization of Debt Discounts Issuance and Warrants	1,087,390	1,452,081
Make-whole expense	—	116,688
Adjustments to reconcile net loss to net cash used in operating activities:
Employee Advances	(62,127)	—
Accounts Payable	(45,905)	1,257,654
Accrued Expenses	25,000	(15,000)
Accrued Interest on Convertible Notes	519,050	336,539
Accrued Payroll and payroll taxes	(31,246)	(56,079)
Net cash used in operating activities	(1,522,920)	(1,259,238)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Asset Addition	—	(19)
Shareholder Loan Repayment	—	1,145
Net cash provided by investing activities	—	1,126

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred Offering Costs	(172,137)	(126,646)
Short-Term Loan	250,000	—
Net Proceeds from Convertible Debt A, B, C, D, E & F	1,501,000	1,262,500
Net cash provided by financing activities	1,578,863	1,135,854

Net change in cash	55,943	(122,258)
Cash – beginning of period	38,982	171,480
Cash – end of period	$94,925	$49,222

Cash paid for interest	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Discount on Notes Payable – redemption premium	750,500	900,000
Dividends Payable	31,250	62,500
Deferred offering costs recorded as accounts payable	255,322	186,440
Conversion of preferred stock to common stock	5,991	—
Conversion of Make-Whole Liability to Common Stock & APIC	—	700,000

The accompanying notes are an integral part of these unaudited financial statements.

OS Therapies Incorporated
Notes to the Financial Statements
For the Six Months Ended June 30, 2024 and 2023
(unaudited)

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS, LIQUIDITY, AND RISK FACTORS

OS Therapies Incorporated (“we,” “us,” “our,” the “Company”) is a Delaware corporation incorporated on June 24, 2019. It is based in Rockville, Maryland. The Company is the successor to an LLC formed in 2018.

The Company intends to focus on the identification, development, and commercialization of treatments for Osteosarcoma and other related diseases. As of June 30, 2024, there is one ongoing clinical trial for Osteosarcoma therapy.

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

As of June 30, 2024, the Company had cash of $94,925. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital. The Company is currently seeking to raise additional capital through a public or private financing of equity; although there can be no assurances the Company will be successful in such a campaign.

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

Cash

Cash consists primarily of deposits with commercial banks and financial institutions. The Company maintains cash balances at various financial institutions. Both interest and non-interest bearing accounts with the same insured depository institution are insured by the Federal Deposit Insurance Corporation (FDIC) for a combined total of $250,000. In the normal course of business, the Company may have deposits that exceed the FDIC insured limit. The Company believes that it is not subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of June 30, 2024 and December 31, 2023, Chase Bank Checking account had $9,506 and $88, respectively. As of June 30, 2024 and December 31, 2023, SVB Bank Checking account had $85,019 and $38,894, respectively. There were no accounts in excess of the FDIC limits.

OS Therapies Incorporated
Notes to the Financial Statements
For the Six Months Ended June 30, 2024 and 2023
(unaudited)

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets or the asset groups are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the estimated discounted future net cash flows arising from the assets or asset groups. No impairment losses on long-lived assets have been recorded for the six months ended June 30, 2024 or the year ended December 31, 2023.

Deferred Offering Costs

Deferred offering costs consist of capitalized underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Company’s initial public offering and that will be charged to stockholders’ equity upon the completion of the Company’s initial public offering. At June 30, 2024, the Company had $1,178,509 in capitalized deferred offering costs. At December 31, 2023, the Company had $751,050 in capitalized deferred offering costs.

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

OS Therapies Incorporated
Notes to the Financial Statements
For the Six Months Ended June 30, 2024 and 2023
(unaudited)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

The Company will recognize interest and penalties related to tax positions in income tax expense. As of June 30, 2024 and December 31, 2023, the Company had no unrecognized uncertain income tax positions.

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

OS Therapies Incorporated
Notes to the Financial Statements
For the Six Months Ended June 30, 2024 and 2023

(unaudited)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Below is a table listing all preferred stock and common stock equivalents

Common Stock Equivalents	June 30, 2024 (unaudited)	December 31, 2023
Convertible Debt	13,293,534	11,034,773
Make-Whole Liability	32,500	32,500
Warrants	625,642	604,282
Preferred Stock	—	651,041
Total	13,951,676	12,322,596

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

NOTE 3 — RELATED PARTY TRANSACTIONS

Accrued Payroll

At June 30, 2024 and December 31, 2023, the Company had a payroll payable to the CEO of $60,000 and $330,000, respectively, and related payroll taxes payable of $11,565 and $7,830, respectively. During the period ending June 30, 2024 and December 31, 2023 the Company made advances on the payroll payable and the CEO made repayments.

OS Therapies Incorporated
Notes to the Financial Statements
For the Six Months Ended June 30, 2024 and 2023

(unaudited)

NOTE 3 — RELATED PARTY TRANSACTIONS (cont.)

The following summarizes activity in respect to payroll advances to the CEO:

Balance December 31, 2022	$—
Advances during 2023	316,198
Repayment	(125,000)
Balance December 31, 2023	$191,198
Advances during 2024	98,785
Repayment	(248,418)
Balance June 30, 2024	$41,565

In the second quarter of 2024, a bonus check was issued to Paul Romness, CEO. The bonus paycheck is comprised of the remaining balance of backpay, less all 2023 payroll advances. The payroll taxes were paid that were associated with the back pay and as of April 29, 2024 the back pay, related payroll taxes and associated payroll advances are fully paid. The balance of accrued payroll for the CEO on June 30, 2024 represents the June payroll due less an advance on net pay.

Related Parties — Convertible Debt

Of the total outstanding notes at June 30, 2024, 8.67% of Group A and 4.55% of Group E are held by related parties.

Ted Search and John Ciccio, collectively known as Mill River Partners LLC, are members of the Board and hold convertible notes with face amounts of $150,000 and $150,000 as of June 30, 2024 and December 31, 2023, respectively.

Related Party Accounting Fees

The company has a bill in accounts payable of $71,941 for the period ended June 30, 2024 and $32,102 for the period ended December 31, 2023 to Shore Accountants MD Inc., an outside accounting firm that handles payroll and bookkeeping and is 100% owned by Chris Acevedo, the CFO.

NOTE 4 — CONVERTIBLE DEBT

Convertible Debt

The Convertible Notes are separated into seven groups — A, B, C, D, E, F and BlinkBio — per the table below:

					June 30, 2024	December 31, 2023
				Conversion	Carrying	Carrying
Group	Rate	Maturity	Collateral	Rate	Amount	Amount
A	10%	10/31/2024	None	80% – 87.5%	$1,153,993	$1,151,032
B	6%	10/31/2024	None	80%	$5,154,000	$5,154,000
C	6%	10/31/2024	None	80%	$3,945,020	$3,873,417
D	6%	10/31/2024	None	50%	$2,000,000	$1,950,160
E	6%	10/31/2024	None	50%	$1,100,000	$1,100,000
F	6%	10/31/2024	None	50%	$3,095,218	$1,381,732
Blink Bio	10%	3/15/2022	None	100%	$—	$—

OS Therapies Incorporated
Notes to the Financial Statements
For the Six Months Ended June 30, 2024 and 2023
(unaudited)

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

The convertible debt balance at June 30, 2024 and December 31, 2023 is summarized as follows:

	As of	As of
	June 30,	December 31,
Debt A	2024	2023
Principal amount outstanding	$1,154,000	$1,154,000
Less: discounts (issuance, redemptions)	(184,614)	(185,224)
Amortization of discounts	184,607	182,256
Carrying value	1,153,993	1,151,032
Less Related Party Portion	(100,000)	(100,000)
Convertible Notes – A	$1,053,993	$1,051,032

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

The Notes will automatically convert into the type of Equity Securities issued in the Next Equity Financing upon closing. The number of shares of such Equity Securities to be issued will be equal to the quotient obtained by dividing the outstanding principal and unpaid accrued interest due on the Note on the date of conversion of 80% of the price paid per share for Equity Securities by the investors in the Next Equity Financing. No such Next Equity Financing has occurred through June 30, 2024. Equity Securities refers to Company’s common stock or preferred stock and Next Equity Financing refers to the next sale (or series of related sales) by the Company of its equity securities from which the Company receives gross proceeds of not less than $10,000,000 (including the aggregate amount of debt securities converted into Equity Securities upon conversion or cancellation of promissory notes).

OS Therapies Incorporated
Notes to the Financial Statements
For the Six Months Ended June 30, 2024 and 2023
(unaudited)

NOTE 4 — CONVERTIBLE DEBT (cont.)

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

The convertible debt balance at June 30, 2024 and December 31, 2023 is summarized as follows:

	As of	As of
	June 30,	December 31,
Debt B	2024	2023
Principal amount outstanding	$5,154,000	$5,154,000
Less: discounts (issuance, redemptions, warrants)	(1,818,939)	(1,818,939)
Amortization of discounts	1,818,939	1,818,939
Carrying value	$5,154,000	$5,154,000

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

The Notes will automatically convert into the type of Equity Securities issued in the Next Equity Financing upon closing. The number of shares of such Equity Securities to be issued will be equal to the quotient obtained by dividing the outstanding principal and unpaid accrued interest due on the Note on the date of conversion of 80% of the price paid per share for Equity Securities by the investors in the Next Equity Financing. No such Next Equity Financing has occurred through June 30, 2024. Equity Securities refers to Company’s common stock or preferred stock and Next Equity Financing refers to the next sale (or series of related sales) by the Company of its equity securities from which the Company receives gross proceeds of not less than $10,000,000 (including the aggregate amount of debt securities converted into Equity Securities upon conversion or cancellation of promissory notes).

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

OS Therapies Incorporated
Notes to the Financial Statements
For the Six Months Ended June 30, 2024 and 2023
(unaudited)

NOTE 4 — CONVERTIBLE DEBT (cont.)

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

The convertible debt balance at June 30, 2024 and December 31, 2023 is summarized as follows:

	As of	As of
	June 30,	December 31,
Debt C	2024	2023
Principal amount outstanding	$3,945,020	$3,945,020
Less: discounts (issuance, redemptions, warrants)	(1,088,223)	(1,063,223)
Amortization of discounts	1,088,223	1,016,620
Carrying value	$3,945,020	$3,873,417

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

The Notes will automatically convert into the type of Equity Securities issued in the Next Equity Financing upon closing. The number of shares of such Equity Securities to be issued will be equal to the quotient obtained by dividing the outstanding principal and unpaid accrued interest due on the Note on the date of conversion of 50% of the price paid per share for Equity Securities by the investors in the Next Equity Financing. No such Next Equity Financing has occurred through June 30, 2024. Equity Securities refers to Company’s common stock or preferred stock and Next Equity Financing refers to the next sale (or series of related sales) by the Company of its equity securities from which the Company receives gross proceeds of not less than $10,000,000 (including the aggregate amount of debt securities converted into Equity Securities upon conversion or cancellation of promissory notes).

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

In connection with the Group D Convertible Notes, the Company agreed to issue an additional 400,000 shares of common stock to the Group D Holders, prorated based on such Holder’s investment amount, as an inducement for their investment in the Group D Convertible Notes.

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

OS Therapies Incorporated
Notes to the Financial Statements
For the Six Months Ended June 30, 2024 and 2023
(unaudited)

NOTE 4 — CONVERTIBLE DEBT (cont.)

The convertible debt balance at June 30, 2024 and December 31, 2023 is summarized as follows:

	As of	As of
	June 30,	December 31,
Debt D	2024	2023
Principal amount outstanding	$2,000,000	$2,000,000
Less: discounts (issuance, redemptions, warrants)	(1,864,654)	(1,864,654)
Amortization of discounts	1,864,654	1,814,814
Carrying value	$2,000,000	$1,950,160

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

The Notes will automatically convert into the type of Equity Securities issued in the Next Equity Financing upon closing. The number of shares of such Equity Securities to be issued will be equal to the quotient obtained by dividing the outstanding principal and unpaid accrued interest due on the Note on the date of conversion of 50% of the price paid per share for Equity Securities by the investors in the Next Equity Financing. No such Next Equity Financing has occurred through June 30, 2024. Equity Securities refers to Company’s common stock or preferred stock and Next Equity Financing refers to the next sale (or series of related sales) by the Company of its equity securities from which the Company receives gross proceeds of not less than $10,000,000 (including the aggregate amount of debt securities converted into Equity Securities upon conversion or cancellation of promissory notes).

In the event that the Company raises aggregate additional cash proceeds of at least $10,000,000 through the sale of the Company’s equity securities, excluding the sales or conversions of Notes under the Agreement, the outstanding principal amount due will automatically, and without any action on part of the holder, be converted into fully paid and non-assessable units of the Company’s equity stock sold in such qualified financing at 50% of the equity stock conversion price. In connection with the Group E Convertible Notes, the Company agreed to issue an additional 220,000 shares of common stock as of June 30, 2024 to the Group E Holders, prorated based on such Holder’s investment amount, as an inducement for their investment in the Group E Convertible Notes.

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

OS Therapies Incorporated
Notes to the Financial Statements
For the Six Months Ended June 30, 2024 and 2023

(unaudited)

NOTE 4 — CONVERTIBLE DEBT (cont.)

The convertible debt balance at June 30, 2024 and December 31, 2023 is summarized as follows:

	As of	As of
	June 30,	December 31,
Debt E	2024	2023
Principal amount outstanding	$1,100,000	$1,100,000
Less: discounts (issuance, redemptions, warrants)	(550,000)	(550,000)
Amortization of discounts	550,000	550,000
Carrying value	1,100,000	1,100,000
Less related party portion	(50,000)	(50,000)
Convertible Notes – E	$1,050,000	$1,050,000

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

The Notes will automatically convert into the type of Equity Securities issued in the Next Equity Financing upon closing. The number of shares of such Equity Securities to be issued will be equal to the quotient obtained by dividing the outstanding principal and unpaid accrued interest due on the Note on the date of conversion of 50% of the price paid per share for Equity Securities by the investors in the Next Equity Financing. No such Next Equity Financing has occurred through June 30, 2024. Equity Securities refers to Company’s common stock or preferred stock and Next Equity Financing refers to the next sale (or series of related sales) by the Company of its equity securities from which the Company receives gross proceeds of not less than $10,000,000 (including the aggregate amount of debt securities converted into Equity Securities upon conversion or cancellation of promissory notes).

In the event that the Company raises aggregate additional cash proceeds of at least $10,000,000 through the sale of the Company’s equity securities, excluding the sales or conversions of Notes under the Agreement, the outstanding principal amount due will automatically, and without any action on part of the holder, be converted into fully paid and non-assessable units of the Company’s equity stock sold in such qualified financing at 50% of the equity stock conversion price. In connection with the Group F Convertible Notes, the Company agreed to issue an additional 686,700 shares of common stock as of June 30, 2024 to the Group F Holders, prorated based on such Holder’s investment amount, as an inducement for their investment in the Group F Convertible Notes.

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

OS Therapies Incorporated
Notes to the Financial Statements
For the Six Months Ended June 30, 2024 and 2023

(unaudited)

NOTE 4 — CONVERTIBLE DEBT (cont.)

The convertible debt balance at June 30, 2024 and December 31, 2023 is summarized as follows:

	As of	As of
	June 30,	December 31,
Debt F	2024	2023
Principal amount outstanding	$3,433,500	$1,932,500
Less: discounts (issuance, redemptions, warrants)	(1,212,718)	(966,250)
Amortization of discounts	874,436	415,482
Carrying value	$3,095,218	$1,381,732

Redemption Liability

The fair value of the redemption liability is calculated under Level 3 of the fair value hierarchy, is determined based upon a Probability-Weighted of Expected Returns Model (“PWERM”). This PWERM was determined to be the most appropriate method of estimating the value of possible redemption or conversion outcomes over time, since the Company has not entered into a priced equity round through June 30, 2024. The fair value of the redemption liability is calculated using the initial value of the convertible note less the debt discount rate of 12.5% in Group A, 20% in Groups B and C, and 50% in Groups D, E and F. The redemption liability is then amortized over the remaining life of the note, utilizing the interest rates of 10% and 6% respectively for the groups. The life of each note in Group A is for a set period of 3 years, and is variable in Groups B, C, D, E and F with a range of 12 months to 3 years. The Company retains the option to negotiate an extended maturity date for Groups B, C, D, E and F. The new embedded redemption values were $750,500 and $1,541,250 for the periods ended June 30, 2024 and December 31, 2023, respectively.

The redemption liability is re-measured at each period end and is summarized as follows:

	As of	As of
	June 30,	December 31,
	2024	2023
New Embedded Redemption Value – Group A	144,250	144,250
New Embedded Redemption Value – Group B	1,130,800	1,130,800
New Embedded Redemption Value – Group C	789,004	789,004
New Embedded Redemption Value – Group D	1,000,000	1,000,000
New Embedded Redemption Value – Group E	550,000	550,000
New Embedded Redemption Value – Group F	1,716,750	966,250
Ending Balance	$5,330,804	$4,580,304

Fees Associated with Convertible Debt Raise

The fees associated with the convertible debt raise are legal and investment fees associated with the issuance of the convertible notes for Groups A, B, C, and D. There were no related parties who received these fees. The fees are amortized over the life of the convertible note utilizing an interest rate of 10% for Group A and 6% for Groups B, C, and D. The debt issuance liability is re-measured at each period end and is summarized in the table below.

	As of	As of
	June 30,	December 31,
	2024	2023
Debt Issuance
Group A	$—	$—
Group B	—	—
Group C	—	9,133
Group D	—	—
Total Net Debt Issuance	$—	$9,133

OS Therapies Incorporated
Notes to the Financial Statements
For the Six Months Ended June 30, 2024 and 2023
(unaudited)

NOTE 4 — CONVERTIBLE DEBT (cont.)

Make-whole liability — Shares due Noble Capital

In March 2020, the Company signed a new advisory agreement with Noble Capital, in lieu of cash remuneration and the company agreed to issue 4% of the Company’s shares, with an anti-dilution clause. The make-whole liability represents the shares earned for the anti-dilution of their stock position over 2020 and 2021. The 2021 year-end had the Company owing an aggregate of 233,202 shares valued in the amount of $408,413, after issuing 200,000 shares in 2020. In 2021, the Company recorded an associated expense to advisory fees of $152,482 to recognize the share value earned on the anti-dilution compensation in 2021. In 2022, the Company set aside 70,624 shares to satisfy the anti-dilution clause. In 2022, the Company recorded an associated expense to advisory fees of $282,496 to recognize the share value earned on the anti-dilution compensation in the 2022.

For the six months ended June 30, 2024 and 2023, the Company recorded an additional 0 and 16,672 shares, respectively, with an associated expense to advisory fees of $0 and $66,688, respectively, on the anti-dilution compensation.

On July 1, 2023, the make-whole liability for Noble Capital was determined to be contractually nullified. The Company unwound the liability, and it is reflected in our Statement of Stockholders’ Deficit.

Make-whole liability — Shares Officers & Directors

In January 2023, 350,000 shares of Class A common stock were issued to officers, key employees, key advisors and directors, leaving 20,000 shares in the balance to be issued to Joacim Borg, a director with a value of $80,000.

On March 1, 2023, the Company hired Alan Musso, former CFO, and, as part of his compensation contract, he was awarded 12,500 shares of common stock with a value of $4.00 per share, the $50,000 in compensation of which is reflected in the make-whole stock liability.

Alan resigned on June 30, 2023, and Christopher Acevedo, current CFO, took his position. Mr. Acevedo will be awarded the balance of Mr. Musso’s shares upon a successful initial public offering.

The Company’s make-whole share liability is summarized in the table below as of June 30, 2024.

Name	Position	# Shares	Value	Date Earned
Alan Musso	Former CFO	3,125	$12,500	March 1, 2023
Christopher Acevedo	Current CFO	9,375	37,500	Upon IPO
Joacim Borg	Director	20,000	80,000	July 1, 2022
TOTAL		32,500	$130,000

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

The number of warrants earned in 2020 was 248,855 valued at $248,855. The number of warrants earned in 2021 was 213,782, valued at $427,564. The total warrants earned as of December 31, 2022 was 162,644, valued at $325,288. No warrants were earned in 2023 or the six months ended June 30, 2024.

Warrants earned in 2022, 2021 and 2020 have been accounted for as a discount to the associated convertible debt with the discounts amortized over the term of the related debt. The Debt Discount Accretion expense in warrants in the six months ended June 30, 2024 was $49,840 and in the six months ended June 30, 2023 was $147,677. The total unamortized discount of those warrants was $0 and $49,840 as of June 30, 2024 and December 31, 2023, respectively.

Short-Term Loan

An investor lent the Company $100,000 on March 7, 2024. The note is a demand note, carrying interest at 8% and was used for working capital purposes. An investor lent the Company $150,000 on June 28, 2024. The note is a demand note, carrying interest at 8% and was also used for working capital purposes. The Company intends to repay these loans in 2024.

OS Therapies Incorporated
Notes to the Financial Statements
For the Six Months Ended June 30, 2024 and 2023
(unaudited)

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

License Obligation and Manufacturing Agreements Advaxis

The Company entered into an exclusive license agreement with Advaxis, Inc in September 2018, as amended, pursuant to which it acquired the right to develop and commercialize Advaxis HER2 Construct, the Company’s product candidate and the use of Advaxis HER2 Construct patents.

Per the agreement, all milestone payments are non-creditable and non-refundable and will be due and payable upon the occurrence of the corresponding milestone event. For clarity, each milestone payment is payable only once. As of December 31, 2020, the Funding Milestone had been achieved and payment in full was made in January 2021. As of May 2021, the second milestone had been completed and paid. For the six months ended June 30, 2024, no payments were made.

OS Therapies Incorporated
Notes to the Financial Statements
For the Six Months Ended June 30, 2024 and 2023
(unaudited)

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

All milestone payments are non-creditable and non-refundable and will be due and payable upon the occurrence of the corresponding date or milestone, regardless of any failure by the Company to provide the notice required by Section 6.4a of the licensing agreement. For clarity, each milestone payment is payable only once. As of December 31, 2020, the first milestone had been achieved. As of January 7, 2021, the license commencement payment was paid in full. As of May 21, 2021, the second milestone had been completed and paid in full.

Additionally, on an aggregate basis across all licensed products during the royalty term, the Company will pay quarterly to Advaxis royalties on net sales of licensed products, royalty rates range from a percentage in the high single digits to low double digits. No royalties were payable in the six months ended June 30, 2024.

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

The Company will make the cash payments set forth in the table above by wire transfer of immediately available funds, to BlinkBio within thirty (30) days of the occurrence of each milestone set forth with respect to the first Product to attain each such milestone, except that the first Milestone above will apply with respect to The Company’s first product candidate. During the Royalty Term, the Company will pay BlinkBio a royalty of six percent (6%) on Net Sales on a Product-by-Product and country-by-country basis during the Royalty Term, in a country in which no Valid Claim Covers the manufacture, use, or sale of a Product, the royalty on Net Sales of such Product in such country will be reduced to three percent (3%). No royalties were due in the six months ended June 30, 2024, no payments were made in the year 2023.

OS Therapies Incorporated
Notes to the Financial Statements
For the Six Months Ended June 30, 2024 and 2023
(unaudited)

NOTE 6 — COMMITMENTS AND CONTINGENCIES (cont.)

For the avoidance of doubt, each Milestone payment will be payable only once, and the aggregate amount of Milestone payments payable hereunder will not exceed $22,375,000. A Milestone may be achieved by the Company or a Commercial Sublicensee.

George Clinical Inc.

In June 2020, the Company entered into a Research Service Agreement, as amended, with George Clinical Inc., to use their clinical research services for the Company’s study: “An Open Label, Phase 2 Study of Maintenance Therapy with OST-HER2 after Resection of Recurrent Osteosarcoma”. Under the terms of the agreement, the Company is required to pay to George Clinical certain fees described in the fee schedule below. The total budget under the agreement is approximately $2,436,928. For the six months ended June 30, 2024 and year ended December 31, 2023, we paid $193,877 and $921,300, respectively, to George Clinical. These payments have been recorded as research and development expenses in our Statement of Operations and Comprehensive Loss. The fee schedule for certain fees and corresponding payment amounts is set forth below.:

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

George Clinical will track and invoice the Company for the number of task units completed and pass through costs will be invoiced each month in arrears based on actual costs without mark-up. The PTC Advance Fee will be used to offset final pass through fees payable. As of June 30, 2024, the balance due to George Clinical was $663,622.

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

OS Therapies Incorporated
Notes to the Financial Statements
For the Six Months Ended June 30, 2024 and 2023
(unaudited)

NOTE 7 — EQUITY

Common Stock

In 2021, the Company split Common Stock into two classes with fifty million shares of Class A Common Stock, $0.001 par value per share (“Class A Common Stock”) designated and twenty million shares of Class B Common Stock, $0.001 par value per share (“Class B Common Stock”). On February 9, 2024, the Company changed the name of the Class A Common Stock and Class B Common Stock to combine into the name Common Stock, with 50,000,000 shares authorized. As of June 30, 2024 and December 31, 2023, the Company had 5,991,041 and 5,340,000 shares of Common Stock outstanding, respectively. Common Stock has voting rights.

Preferred Stock

In 2021, 5,000,000 shares of Preferred Stock were authorized, 1,400,000 was designated as Series A Preferred Stock, with 1,302,082 shares issued of Series A Preferred Stock. Series A Preferred Stock has 5% cumulative coupon and liquidation priority above all Common Shares. The coupon dividends are computed at 5% of the principal per annum and are recorded monthly.

On February 9, 2024, the Series A Preferred Stock outstanding was converted to Common Stock on a one common share for every two preferred shares basis upon the filing of the Company’s third amended and restate certificate of incorporation. Effective February 9, 2024, the company had five million shares of authorized Preferred Stock, none of which were outstanding.

The dividend due for the six months ended June 30, 2024 and for the year ended December 31, 2023 was $31,250 and $125,000, respectively, for a total accrued dividend payable at June 30, 2024 of $375,000

The Preferred Stock has the following rights and privileges:

Voting — Votes together with the Common Stock on all matters on an as-converted basis. Approval of a majority of the New Preferred Stock voting as a separate class will be required to, among other things: (i) adversely change rights of the New Preferred Stock, (ii) change the authorized number of shares of New Preferred Stock.

Conversion — Each share of New Preferred Stock is convertible into one share of Common Stock (subject to proportional adjustments for stock splits, stock dividends and the like) at any time at the option of the holder. Conversion ratio will be subject to adjustment on a broad-based, weighted average basis in the event of subsequent issuances at a price less than the original issue price (as adjusted) subject to customary exceptions. The conversion into Common Stock occurred on February 9, 2024.

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

	Total, as of	Total, as of
	June 30, 2024	December 31, 2023
Shares Issued to Investors	—	1,302,082
Total Shares Issued	—	1,302,082

NOTE 8 — SUBSEQUENT EVENTS

1.	On August 2, 2024, the Company closed its initial public offering of 1,600,000 shares of common stock at a public offering price of $4.00 per share, raising gross proceeds of $6.4 million.

2.	The Convertible Notes automatically converted upon consummation of the Company’s initial public offering into 13,293,534 shares of the Company’s common stock. The conversion consisted of $16,786,520 in principal and $2,639,929 of accrued interest, equaling total debt of $19,426,449 as of August 2, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of OS Therapies Incorporated (“OS Therapies,” the “Company,” “we,” “our” or “us”) should be read in conjunction with the financial statements and notes thereto appearing in Part I, Item 1 of this report. In the following discussions, most percentages and dollar amounts have been rounded to aid presentation, and, accordingly, all amounts are approximations.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Examples of risks and uncertainties that could cause actual results to differ materially from historical performance and any forward-looking statements include, but are not limited to, the risks described under the section below titled “Risk Factors” of our Registration Statement on Form S-1 initially filed with the Securities and Exchange Commission (the “SEC”) on May 30, 2024, as well as any subsequent filings with the SEC.

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

The fair value of the redemption liability is calculated under Level 3 of the fair value hierarchy and is determined based upon a Probability-Weighted of Expected Returns Model (“PWERM”). This PWERM was determined to be the most appropriate method of estimating the value of possible redemption or conversion outcomes over time, since we have not entered into a priced equity round through June 30, 2024. The fair value of the redemption liability is calculated using the initial value of the Convertible Notes less the debt discount rate of 12.5% in Group A, 20% in Groups B and C, and 50% in Groups D, E and F. The redemption liability is then amortized over the remaining life of the note, utilizing the interest rates of 10% and 6% for the groups, respectively. The life of each note in Group A is for a set period of three years and is variable in Groups B, C, D, E and F, with a range of 12 months to three years. We retain the option to negotiate an extended maturity date for Groups B, C, D, E and F. The new embedded redemption values were $750,500 and $1,541,250 for the periods ended June 30, 2024 and December 31, 2023, respectively.

The fees associated with the convertible debt raise are legal and investment fees associated with the issuance of the Convertible Notes for Groups A, B, C, D, E and F. There were no related parties who received these fees. The fees are amortized over the life of the Convertible Notes utilizing an interest rate of 10% for Group A and 6% for Groups B, C, D, E and F.

Components of Our Results of Operations

Revenue. We did not recognize revenues for the six months ended June 30, 2024 or the year ended December 31, 2023.

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

Cumulative Series A Preferred Stock Dividend. The Series A preferred stock dividend requirement represents the coupon dividends on our preferred stock and is identified as a separate component of our statement of operations to compute net income (loss) available to common shareholders. The coupon dividends are computed at 5% of the principal per annum and are recorded monthly. The cumulative accrued dividend at June 30, 2024 and 2023 was $375,000 and $250,000, respectively. The Series A preferred stock was converted into common stock on a 1:1 basis in February 2024, and the last coupon dividend was issued in the quarter ended March 31, 2024.

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

Results of Operations

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	June 30,
(In thousands)	2024	2023
Expenses:
Research and development expenses	$758,376	$1,743,431
General and administrative	651,656	819,974
Total operating expenses	1,410,032	2,563,405

Loss from operations	(1,410,032)	(2,563,405)

Other income (expenses):
Interest Income	1	1
Interest expense	(1,606,441)	(1,788,622)
Total other expenses	(1,606,440)	(1,788,621)

Net loss	(3,016,472)	(4,352,026)
Cumulative Series A preferred stock dividend requirement	(31,250)	(62,500)
Net loss available to common shareholders	$(3,047,722)	$(4,414,526)

Research and Development Expenses. Research and development expenses were approximately $0.8 million for the six months ended June 30, 2024 compared to approximately $1.7 million for the six months ended June 30, 2023. This decrease was primarily due to a decrease in vendor expenses associated with our Phase IIb clinical trial and a decrease in vendor expenses associated with out OST-tADC platform technology. The following table summarizes our research and development expenses for the three months ended June 30, 2024 and 2023:

	As of June 30,
(In thousands)	2024	2023
Direct research and development expenses by program:
OST-HER2	$543	$1,345
OST-tADC	—	198

Unallocated research and development expenses:
Personnel-related	215	200
Total research and development expenses	$758	$1,743

For the six months ended June 30, 2024 and 2023, the direct research and development expenses related to OST-HER2 were primarily lab fees, vendor expenses and staff payroll fees. In 2024, such expenses were primarily lab fees and related clinical support of approximately $0.5 million attributed to our Phase IIb clinical trial preparation and CRO costs as we completed IND-enabling studies. OST-tADC related direct research and development expenses were approximately $0.0 million and $0.2 million for the six months ended June 30, 2024 and 2023, respectively.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2024 were approximately $0.7 million compared to $0.8 million for the six months ended June 30, 2023. These expenses were primarily attributed to marketing costs and accounting fees to consultants.

Licensing Costs. We did not have any licensing costs for the six months ended June 30, 2024 and 2023.

Interest Expense. Interest expense for the six months ended June 30, 2024 was approximately $1.6 million compared to $1.8 million for the six months ended June 30, 2023. to the amounts of interest are comprised of accretion of debt discount being amortized in 2024 and 2023 from associated discounts related to convertible notes and placement agent warrants, together with interest expenses from the issuances of convertible notes.

Liquidity and Capital Resources

Operating Losses

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates. For the six months ended June 30, 2024 and 2023, we reported a net loss of approximately $3.0 million and $4.4 million, respectively, and had an accumulated deficit of approximately $32.6 million and $23.5 million, respectively. We expect to incur significant expenses at an increasing rate and increasing operating losses for the foreseeable future.

As of June 30, 2024 and 2023, we had cash of approximately $0.1 million and $0.0 million, respectively. We have funded our operations to date primarily from the sale of our convertible notes in our private placements, which have provided total gross proceeds of $19.2 million as of June 30, 2024. We believe that the net proceeds from our private placements, together with our existing cash, will enable us to fund our operating expenses and capital expenditure requirements for the next three to six months.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	June 30,
(In thousands)	2024	2023
Cash used in operating activities	$(1,523)	$(1,259)
Cash provided by investing activities	—	1
Cash provided by financing activities	1,579	1,136
Net increase (decrease) in cash	$56	$(122)

Operating Activities

During the six months ended June 30, 2024 and 2023, operating activities used approximately $1.5 million and $1.3 million of cash, respectively, resulting from our net loss of approximately $3.0 million and $4.4 million, respectively, offset by net non-cash charges of approximately $1.1 million and $1.6 million, respectively, partially offset by net cash provided by changes in our operating assets and liabilities of approximately $0.4 million and $1.5 million, respectively.

Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2024 and 2023 consisted primarily of an increase in accounts payable of approximately $0.0 million and $1.3 million, respectively, an increase in accrued interest of approximately $0.5 million and $0.3 million, respectively, and a change in accrued payroll of approximately $(0.0) million and $(0.1) million, respectively.

Non-cash charges for the six months ended June 30, 2024 and 2023 were primarily the result of the amortization of debt discount on our convertible debt of approximately $1.1 million and $1.5 million, respectively. Changes in accounts payable, accrued expenses and other current liabilities and prepaid expenses and other current assets in all periods were generally due to growth in our business, the advancement of our research programs and the timing of vendor invoicing and payments.

Investing Activities

During the six months ended June 30, 2024 and 2023, net cash provided by investing activities was approximately $0.0 million and $0.0 million, respectively.

Financing Activities

During the six months ended June 30, 2024 and 2023, net cash provided by financing activities was approximately $1.6 million and $1.1 million, respectively. The net cash provided by financing activities for the six months ended June 30, 2024 and 2023 consisted primarily of net proceeds from sales of convertible notes, reduced by capitalized deferred offering costs.

Convertible Notes

We have completed seven separate private financing transactions from July 2018 to April 2024 in which we issued the Convertible Notes and raised total gross proceeds of $19,186,520 from accredited investors.

Information with respect to the seven separate private financings of convertible notes — A, B, C, D, E, F and BlinkBio — are indicated in the table below.

Group	Dates of issuance	Rate	Maturity	Collateral	Conversion rate	June 30, 2024 carrying amount	December 31, 2023 carrying amount	Convertible Note ceiling range on note valuation
								(in millions)
A	2018 – 2021	10%	10/31/2024	None	80% – 87.5%	$1.2	$1.2	$5 to 25 – varies per note
B	2020 – 2021	6%	10/31/2024	None	80%	$5.2	$5.2	$19
C	2021 – 2023	6%	10/31/2024	None	80%	$3.9	$3.9	$19 or 50 – varies per note
D	2022 – 2023	6%	10/31/2024	None	50%	$2.0	$2.0	$50
E	2023	6%	10/31/2024	None	50%	$1.1	$1.1	$50
F	2023 – 2024	6%	10/31/2024	None	50%	$3.1	$1.4	$50
BlinkBio	2020	10%	3/15/2022	None	100%	$—	$—	$19.2

The total accrued interest on the convertible notes listed in the table above was approximately $2.5 million and $2.0 million as of June 30, 2024 and December 31, 2023, respectively. The carrying amount and face amount of such convertible notes differ because of the unamortized debt issuance costs and the debt discount (which are amortized over the original term of the instrument) — see accounting policy discussion below. The material terms of each group of Convertible Notes are described below.

Group A Convertible Notes. From July 2018 through November 2021, we issued convertible notes in an aggregate principal amount of $1,154,000 (the “Group A Convertible Notes”) to accredited investors, including related parties. Interest on the unpaid principal balance on the Group A Convertible Notes accrued at a rate of 10% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days. Unless earlier converted into shares of Equity Securities, the principal and accrued interest on the Group A Convertible Notes were due and payable by us on demand by the holders of such convertible notes at any time after the earlier of (i) the Maturity Date and (ii) the closing of the Next Equity Financing (which was our initial public offering). In general, the stated Maturity Date varied from the date of issuance of two to four years and was extended in October 2023, under the same terms, until October 31, 2024.

The Group A Convertible Notes automatically converted into shares of our common stock upon the consummation of our initial public offering. The number of shares of our common stock issued upon the automatic conversion was equal to the quotient obtained by dividing the outstanding principal and unpaid accrued interest due on the Group A Convertible Note on the date of conversion by a percentage between 80% to 87.5%, as applicable, of the initial public offering price per share in such offering. The Group A Convertible Notes had conversion capitalization ceilings that ranged from $5 million to $25 million, which limited the price a noteholder must pay in a convertible note-to-common stock conversion occurrence. The Group A Convertible Notes had a conversion price that ranged from $0.39 to $1.97 per share, depending on the applicable valuation ceiling of each note (based on the initial public offering price of $4.00 per share).

Group B Convertible Notes. From April 2020 through June 2021, we issued convertible notes in an aggregate principal amount of $5,154,000 (the “Group B Convertible Notes”) to accredited investors. Interest on the unpaid principal balance of the Group B Convertible Notes accrued at a rate of 6% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days. Unless earlier converted into shares of Equity Securities, the principal and accrued interest were due and payable by us on demand by the convertible holders of such notes at any time after the earlier of (i) the Maturity Date and (ii) the closing of the Next Equity Financing (which was our initial public offering). In general, the stated Maturity Date was March 31, 2022 but was extended in October 2023, under the same terms, until October 31, 2024.

The Group B Convertible Notes automatically converted into shares of our common stock upon the consummation of our initial public offering. The number of shares of our common stock issued upon the automatic conversion was equal to the quotient obtained by dividing the outstanding principal and unpaid accrued interest due on the Group B Convertible Note on the date of conversion by 80% of the initial public offering price per share in such offering. The Group B Convertible Notes had a conversion capitalization ceiling of $19 million, which limited the price a noteholder must pay in a convertible note-to-common stock conversion occurrence. As a result of the valuation ceiling, the Group B Convertible Notes had a conversion price of $1.31 per share (based on the initial public offering price of $4.00 per share).

Group C Convertible Notes. From June 2021 through January 2023, we issued convertible notes in an aggregate principal amount of $3,945,020 (the “Group C Convertible Notes”) to accredited investors. Interest on the unpaid principal balance of the Group C Convertible Notes accrued at a rate of 6% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days. Unless earlier converted into shares of Equity Securities, the principal and accrued interest were due and payable by us on demand by the holders of such convertible notes at any time after the earlier of (i) the Maturity Date and (ii) the closing of the Next Equity Financing (which was our initial public offering). In general, the stated Maturity Date was May 31, 2024 but was extended in October 2023, under the same terms, until October 31, 2024.

The Group C Convertible Notes automatically converted into shares of our common stock upon the consummation of our initial public offering. The number of shares of our common stock issued upon the automatic conversion was equal to the quotient obtained by dividing the outstanding principal and unpaid accrued interest due on the Group C Convertible Note on the date of conversion by 80% of the initial public offering price per share in such offering. The Group C Convertible Notes had a conversion capitalization ceiling of $50 million, except that one note was subject to a valuation ceiling of $19 million, which limited the price a noteholder must pay in a convertible note-to-common stock conversion occurrence. As a result of the applicable valuation ceiling, the Group C Convertible Notes had a conversion price of $1.31 or $2.59 per share, as applicable (based on the initial public offering price of $4.00 per share).

Bridge Notes (Groups D, E and F). In November 2022, we issued convertible notes in an aggregate principal amount of $2,000,000 (the “Group D Convertible Notes”) to accredited investors. From February to June 2023, we issued convertible notes in an aggregate principal amount of $1,100,000 (the “Group E Convertible Notes”) to accredited investors. From June 2023 to April 2024, we issued convertible notes in an aggregate principal amount of $3,433,500 (the “Group F Convertible Notes” and, collectively with the Group D Convertible Notes and Group E Convertible Notes, the “Bridge Notes”) to accredited investors, of which an aggregate of $750,000 was issued in April 2024. Interest on the unpaid principal balance of the Bridge Notes accrued at a rate of 6% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days. Unless earlier converted into shares of Equity Securities, the principal and accrued interest was due and payable by us on demand by the holders of such convertible notes at any time after the earlier of (i) the Maturity Date and (ii) the closing of the Next Equity Financing (which was our initial public offering). In general, the stated Maturity Date was October 31, 2024.

The Bridge Notes automatically converted into shares of our common stock upon the consummation of our initial public offering. The number of shares of our common stock issued upon the automatic conversion was equal to the quotient obtained by dividing the outstanding principal and unpaid accrued interest due on a Bridge Note on the date of conversion by 50% of the initial public offering price per share in such offering. The Bridge Notes had a conversion capitalization ceiling of $50 million, which limited the price a noteholder must pay in a convertible note-to-common stock conversion occurrence. As a result of the valuation ceiling, the Bridge Notes had a conversion price of $2.00 per share (based on the initial public offering price of $4.00 per share).

Demand Notes. On March 6, 2024 and June 28, 2024, we issued demand promissory notes to a lender who was an investor in one of our prior convertible notes rounds in a principal amount of $100,000 and $150,000, respectively. The demand notes bear interest at a rate of 8% per annum and the principal plus all accrued interest is payable upon demand by such lender. If such notes are not paid on demand by us, interest will accrue at a rate of the lesser of 16% per annum and the highest rate of interest allowable under Maryland law.

As of August 14, 2024, we have repaid the demand notes in full.

BlinkBio. On August 19, 2020, we issued a convertible note with a principal amount of $2,400,000 (the “BlinkBio Convertible Note”) to BlinkBio, Inc., which is a related party based on Dr. Goddard being our Chairman and as the Chairman and Chief Executive Officer of BlinkBio, in exchange for the entry into the license agreement. On March 15, 2021, the principal and unpaid accrued interest of $100,000 of the BlinkBio Convertible Note converted into 1,302,082 shares of our Series A preferred stock and then distributed to BlinkBio stockholders. The BlinkBio Convertible Note had a conversion capitalization ceiling of $19.2 million, which limited the price a noteholder must pay in a convertible note-to-common stock conversion occurrence. On February 9, 2024, the 1,302,082 shares of our Series A preferred stock were converted into 651,041 shares of common stock (on a post-split basis).

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

License Obligations and Research Services

Advaxis. In November 2020, we entered into an amended and restated development, license and supply agreement with Advaxis, Inc. (now Ayala Pharmaceuticals, Inc.) (“Advaxis”), a clinical-stage biotechnology company focused on the development and commercialization of proprietary Lm (Listeria monocytogenes)-LLO (Listeriolysin O) cancer immunotherapies. Pursuant to this agreement, Advaxis granted a license to us that allows us to utilize Advaxis’ ADXS-HER2 construct patents to develop and commercialize ADXS-HER2, our lead product candidate (OST-HER2). The agreement was subsequently amended in April 2021 to modify the payment amounts for Milestones 2 and 3 listed in the table below. Under the terms of the amended agreement, we are required to pay to Advaxis (i) a one-time, non-refundable payment of $1,550,000 (the “License Commencement Payment”) and (ii) certain amounts based on the achievement of the milestones described in the payment schedule below. As of June 30, 2024, we paid to Advaxis a total of $2,925,000, consisting of (i) the License Commencement Payment for Milestone 1 and (ii) $1,375,000 for Milestone 2.

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

As of June 30, 2024, we had paid the Up-Front Fee. The payment schedule for milestones and corresponding payment amounts is set forth below.

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

George Clinical. In June 2020, we entered into a services agreement, as amended, with George Clinical, Inc., a clinical contract research organization. Pursuant to this agreement, we engaged George Clinical to use its clinical research services for our study entitled “An Open Label, Phase 2 Study of Maintenance Therapy with OST-HER2 after Resection of Recurrent Osteosarcoma.” Under the terms of the agreement, we are required to pay to George Clinical certain fees described in the fee schedule below. The total new budget under the agreement is approximately $2,436,928. For the six months ended June 30, 2024 and year ended December 31, 2023, we paid $219,200 and $921,300, respectively, to George Clinical. These payments have been recorded as research and development expenses in our Statement of Operations and Comprehensive Loss. The fee schedule for certain fees and corresponding payment amounts is set forth below.

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

George Clinical tracks and invoices us for the number of task units completed and pass-through costs are invoiced each month in arrears based on actual costs without mark-up. The PTC Fee Advance will be used to offset the first few months of invoices payable. As of June 30, 2024, the balance due to George Clinical was $663,622.

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

We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding equity securities held by non-affiliates; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years; or (iv) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering.

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2024, that the disclosure controls and procedures are not effective due to lack of segregation of duties as a result of limited personnel and insufficient written policies and procedures for accounting, information technology and financial reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the first and second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any pending or threatened legal proceedings other than the arbitration proceeding described below.

On April 12, 2024, Noble Capital Markets, Inc. filed a Demand for Arbitration against us in JAMS, claiming that we breached the anti-dilution provision in the parties’ advisory agreement by not issuing to Noble an additional 474,134 shares of our common stock and that we owe $243,000 in damages for breach of the tail provision in the parties’ placement agent agreement. Noble’s claim of breach of the placement agent agreement was dismissed because the arbitration provision in the parties’ advisory agreement did not apply to disputes related to the placement agent agreement. On July 2, 2024, the arbitrator denied Noble’s request for emergency relief on its claim for breach of the parties’ advisory agreement. Although we deny that Noble is entitled to any shares of our common stock or any monetary damages, to avoid the time and expense of further arbitration, we are actively engaged in settlement negotiations with Noble to resolve all disputes between us.

See also Note 6 to our financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

You should carefully consider the factors discussed under the section entitled “Risk Factors” in our Registration Statement on Form S-1 (File No. 333-279839), as amended, initially filed with the SEC on May 30, 2024, as such factors could materially affect our business, financial condition, and future results. The risks described in such registration statement are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may have a material adverse impact on our business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities by the Issuer

From June 2023 to April 2024, we issued convertible notes in an aggregate principal amount of $6,533,500 (the “Bridge Notes”) to accredited investors in exchange for cash in an aggregate amount of $6,533,500. The Bridge Notes bore interest at a rate of 6% per annum and had a maturity date of October 31, 2024. The Bridge Notes automatically converted into common stock at 50% of the price per share in our Next Equity Financing (which was our initial public offering), subject to a valuation ceiling of $50 million. The Bridge Notes had a conversion price of $2.00 per share (based on the initial public offering price of $4.00 per share) and converted into 3,476,949 shares of our common stock.

In connection with the Bridge Notes, we agreed to issue an additional 626,004 shares of common stock (on a post-split basis) to the bridge investors, prorated based on such investor’s investment amount, as an inducement for their investment in the Bridge Notes. Additionally, we issued to Noble Life Science Partners, a division of Noble Capital Markets, Inc., the placement agent for the Group D placement, warrants to purchase 50,000 shares of common stock at an exercise price of $2.00 per share (the “Group D Warrants”), based on the initial public offering price of $4.00 per share. The Group D Warrants may, at the option of the holder, be exercised in whole or part on a cashless basis. The Group D Warrants expire five years after the effective date of our anticipated initial public offering.

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

Use of Proceeds

On July 31, 2024, our registration statement on Form S-1 (File No. 333-276350) was declared effective by the SEC for our initial public offering. At the closing of our initial public offering on August 2, 2024, we sold 1,600,000 shares of common stock at an initial public offering price of $4.00 per share and received gross proceeds of $6.4 million, which resulted in net proceeds to us of approximately $6.0 million, after deducting underwriting discounts and commissions of approximately $0.4 million. As of August 14, 2024, we estimate that we have used approximately $2.9 million of the proceeds from our initial public offering for general corporate purposes, including to advance the development of OST-HER2 and OST-tADC. There has been no material change in the planned use of proceeds from that described in the final prospectus for our initial public offering filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

Item 6. Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of OS Therapies Incorporated (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the SEC on June 13, 2024).

3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of OS Therapies Incorporated (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the SEC on June 13, 2024).

3.3	Amended and Restated Bylaws of OS Therapies Incorporated (incorporated by reference to Exhibit 3.3 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the SEC on June 13, 2024).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the SEC on June 13, 2024).

4.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the SEC on June 13, 2024).

4.3	Form of Placement Agent Warrant (Group B Convertible Notes placement) (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the SEC on June 13, 2024).

4.4	Form of Placement Agent Warrant (Group C Convertible Notes placement) (incorporated by reference to Exhibit 4.4 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the SEC on June 13, 2024).

4.5	Form of Placement Agent Warrant (Group D Convertible Notes placement) (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the SEC on June 13, 2024).

10.1	Amended and Restated Development, License and Supply Agreement, dated as of November 13, 2020, by and between OS Therapies Incorporated and Advaxis, Inc. (now Ayala Pharmaceuticals, Inc.) (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the SEC on June 13, 2024).

10.1.1	First Amendment to Amended and Restated Development, License and Supply Agreement, dated as of April 23, 2021, between OS Therapies Incorporated and Advaxis, Inc. (now Ayala Pharmaceuticals, Inc.) (incorporated by reference to Exhibit 10.5.1 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the SEC on June 13, 2024).

10.2	License Agreement, dated as of August 19, 2020, by and between OS Therapies Incorporated and BlinkBio, Inc. (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the SEC on June 13, 2024).

10.3#	Employment Agreement, dated as of February 21, 2023, between OS Therapies Incorporated and Paul A. Romness, MPH (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the SEC on June 13, 2024).

10.4#	Employment Letter, dated June 23, 2020, between OS Therapies Incorporated and Robert G. Petit, Ph.D. (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the SEC on June 13, 2024).

10.5#	Employment Letter, dated January 1, 2023, between OS Therapies Incorporated and Christopher P. Acevedo (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the SEC on June 13, 2024).

10.6#	Form of Indemnification Agreement between OS Therapies Incorporated and each of its directors (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the SEC on June 13, 2024).

10.7#	OS Therapies Incorporated 2023 Incentive Compensation Plan, as amended.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Balance Sheets as of June 30, 2024 and December 31, 2023 (unaudited); (ii) Statements of Operations for the three and six months ended June 30, 2024 and 2023 (unaudited); (iii) Statements of Stockholders’ Deficit for the three and six months ended June 30, 2024 and 2023 (unaudited); (iv) Statements of Cash Flows for the six months ended June 30, 2024 and 2023 (unaudited); and (v) Notes to the Financial Statements (unaudited).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

*	Furnished herewith.
#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OS THERAPIES INCORPORATED

Date: August 14, 2024	By:	/s/ Paul Romness
Paul Romness
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Christopher Acevedo
Christopher Acevedo
Chief Financial Officer
(Principal Financial and Accounting Officer)