Form 10-Q
period 2024-09-30
OS Therapies Inc
filed 2024-11-15
CIK 1795091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

or

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

N/A

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

The number of shares of the registrant’s common stock outstanding as of the close of business on November 11, 2024 was 21,238,378.

TABLE OF CONTENTS

OS THERAPIES INCORPORATED

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OS Therapies Incorporated
Balance Sheets

(unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current Assets
Cash	$1,858,104	$38,982
Deferred Offering Costs	-	751,050
Prepaid Expenses	35,000	-
Employee Advances	77,500	-
Total Current Assets	1,970,604	790,032
Long Term Assets
Fixed Assets (Net)	6,660	8,050
TOTAL ASSETS	$1,977,264	$798,082

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$1,771,965	$2,715,399
Accrued Interest on Convertible Notes	-	2,026,323
Accrued Expenses	296,400	162,500
Accrued Payroll and Payroll Taxes – Related Party	10,145	112,137
Accrued Payroll and Payroll Taxes	881	33,543
Redemption Premium	-	4,580,304
Preferred Dividends Payable	375,000	343,750
Convertible Notes – A (Net Debt Discount)	-	1,051,032
Convertible Notes – A (Related Party Net Debt Discount)	-	100,000
Convertible Notes – B (Net Debt Discount)	-	5,154,000
Convertible Notes – C (Net Debt Discount)	-	3,873,417
Convertible Notes – D (Net Debt Discount)	-	1,950,160
Convertible Notes – E (Net Debt Discount)	-	1,100,000
Convertible Notes – F (Net Debt Discount)	-	1,381,732
Make-whole Stock Liability	130,000	130,000
Total Current Liabilities	2,584,391	24,714,297
Long-Term Liabilities
TEDCO Grant	100,000	100,000
Total Long-Term Liabilities	100,000	100,000
Total Liabilities	2,684,391	24,814,297

STOCKHOLDERS’ DEFICIT
Common Stock, par value $0.001, 50,000,000 shares authorized, 21,180,883 and 5,340,000 issued and outstanding, respectively	21,181	5,340
Preferred Stock, par value $0.001, 5,000,000 shares authorized, 0 and 1,302,082 shares Preferred Series A issued and outstanding, respectively	-	1,302
Additional paid-in capital	34,712,833	5,495,330
Accumulated deficit	(35,441,141)	(29,518,187)
Total Stockholders’ Deficit	(707,127)	(24,016,215)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,977,264	$798,082

The accompanying notes are an integral part of these unaudited financial statements.

OS Therapies Incorporated
Statements of Operations
(unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
OPERATING EXPENSES
Research & Development	$1,210,216	$454,505	$1,968,591	$2,197,936
General & Administrative	1,227,177	167,703	1,878,831	987,677
Loss from Operations	(2,437,393)	(622,208)	(3,847,422)	(3,185,613)

OTHER INCOME/EXPENSE
Interest Income	-	1	1	2
Interest Expense	(437,839)	(1,352,783)	(2,044,283)	(3,141,405)
Total Other Expense	(437,839)	(1,352,782)	(2,044,282)	(3,141,403)

NET LOSS	(2,875,232)	(1,974,990)	(5,891,704)	(6,327,016)

Cumulative Series A Preferred Stock Dividend Requirement	-	(31,250)	(31,250)	(93,750)
NET LOSS available to common shareholders	$(2,875,232)	$(2,006,240)	$(5,922,954)	$(6,420,766)

Basic & Diluted Weighted Average Common Shares Outstanding	15,897,460	5,340,000	9,249,951	10,526,154
Basic & Diluted Loss per Common Share Outstanding	$(0.18)	$(0.38)	$(0.64)	$(0.61)

The accompanying notes are an integral part of these unaudited financial statements.

OS Therapies Incorporated

Statements of Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2024 and 2023

(unaudited)

	Common Stock
	CS – Shares		Preferred Stock		Additional		Total
	CS – Par		Shares Par		Paid-in	Accumulated	Stockholders’
	Amount		Amount		Capital	Deficit	Deficit
Balances, December 31, 2022	4,990,000	4,990	1,302,082	$1,302	$4,038,083	$(21,601,603)	$(17,557,228)
Conversion of Make Whole Liability to Common Stock	350,000	350	-	-	699,650	-	700,000
Preferred Dividends	-	-	-	-	-	(31,250)	(31,250)
Net Loss	-	-	-	-	-	(1,846,969)	(1,846,969)
Balances, March 31, 2023	5,340,000	$5,340	1,302,082	$1,302	$4,737,733	$(23,479,822)	$(18,735,447)
Preferred Dividends	-	-	-	-	-	(31,250)	(31,250)
Net Loss	-	-	-	-	-	(2,505,057)	(2,505,057)
Balances, June 30, 2023	5,340,000	$5,340	1,302,082	$1,302	$4,737,733	$(26,016,129)	$(21,271,754)
Preferred Dividends	-	-	-	-	-	(31,250)	(31,250)
APIC Make Whole Shares	-	-	-	-	757,597	-	757,597
Net Loss	-	-	-	-	-	(1,974,990)	(1,974,990)
Balances, September 30, 2023	5,340,000	$5,340	1,302,082	$1,302	$5,495,330	$(28,022,369)	$(22,520,397)

Balances, December 31, 2023	5,340,000	$5,340	1,302,082	1,302	$5,495,330	$(29,518,187)	$(24,016,215)
Conversion of Preferred Stock to Common Stock	651,041	651	(1,302,082)	(1,302)	651	-	-
Preferred Dividends	-	-	-	-	-	(31,250)	(31,250)
Net Loss	-	-	-	-	-	(1,458,992)	(1,458,992)
Balances, March 31, 2024	5,991,041	$5,991	-	$-	$5,495,981	$(31,008,429)	$(25,506,457)
Net Loss	-	-	-	-	-	(1,557,480)	(1,557,480)
Balances, June 30, 2024	5,991,041	$5,991	-	$-	$5,495,981	$(32,565,909)	$(27,063,937)
Issuance of Common Stock IPO	1,600,000	1,600	-	-	4,473,626	-	4,475,226
Conversion of Convertible Notes to Common Stock	13,153,396	13,154	-	-	24,743,662	-	24,756,816
Conversion of Warrants to Common Stock	116,313	116	-	-	(116)	-	-
Issuance of Common Stock to Investment Advisor - Settlement	320,133	320	-	-	(320)	-	-
Net Loss	-	-	-	-	-	(2,875,232)	(2,875,232)
Balances, September 30, 2024	21,180,883	$21,181	-	$-	$34,712,833	$(35,441,141)	$(707,127)

The accompanying notes are an integral part of these unaudited financial statements.

OS Therapies Incorporated
Statements of Cash Flows

For the Nine Months Ended September 30, 2024 and 2023

(unaudited)

	Nine Months	Nine Months
	September 30,	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,891,704)	$(6,327,016)
Depreciation expense	1,390	4,220
Amortization of Debt Discounts Issuance and Warrants	1,425,679	2,433,224
Make-whole expense	-	116,688
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid Expenses	(35,000)	-
Employee Advances	(77,500)	-
Accounts Payable	(943,434)	1,116,328
Accrued Expenses	133,900	(15,000)
Accrued Interest on Convertible Notes	613,605	708,179
Accrued Payroll and payroll taxes	(134,654)	(172,430)

Net cash used in operating activities	(4,907,718)	(2,135,807)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed Asset Addition	-	(19)
Shareholder Loan Repayment	-	1,145
Net cash provided by investing activities	-	1,126

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred Offering Costs	-	(108,240)
Short-Term Borrowings	250,000	-
Short-Term Loan Repayments	(250,000)	-
Initial Public Offering (Net of Fees)	5,225,840	-
Net Proceeds from Conversion of Debt A, B, C, D, E & F	1,501,000	2,087,500
Net cash provided by financing activities	6,726,840	1,979,260

Net change in cash	1,819,122	(155,421)
Cash – beginning of period	38,982	171,480
Cash – end of period	$1,858,104	$16,059

Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Discount on Notes Payable – redemption premium	$750,500	$1,331,250
Dividends Payable	31,250	93,750
Conversion of Make-whole Liability to Common Stock & APIC	-	700,000
Conversion of Preferred Stock to Common Stock	1,302	-
Amortization of deferred offering costs	751,050	-
Conversion of Convertible Notes into Common Stock	24,757,252	-
Conversion of Warrants into Common Stock	116	-
Issuance of Common Stock to Investor Advisor - Settlement	320	-
Unwind of 4% anti-dilution to Noble	-	757,597
Deferred offering costs recorded as accounts payable	$-	197,023

The accompanying notes are an integral part of these unaudited financial statements.

OS Therapies Incorporated
Notes to the Financial Statements
For the Nine Months Ended September 30, 2024 and 2023
(unaudited)

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS, LIQUIDITY, AND RISK FACTORS

OS Therapies Incorporated (“we,” “us,” “our,” the “Company”) is a Delaware corporation incorporated on June 24, 2019. It is based in Rockville, Maryland. The Company is the successor to an LLC formed in 2018.

The Company intends to focus on the identification, development, and commercialization of treatments for Osteosarcoma and other related diseases. As of September 30, 2024, there is one ongoing clinical trial for Osteosarcoma therapy.

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

As of September 30, 2024, the Company had cash of $1,858,104. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital. The Company is currently seeking to raise additional capital through a public or private financing of equity; although there can be no assurances the Company will be successful in such a campaign.

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

Cash

Cash consists primarily of deposits with commercial banks and financial institutions. The Company maintains cash balances at various financial institutions. Both interest and non-interest bearing accounts with the same insured depository institution are insured by the Federal Deposit Insurance Corporation (FDIC) for a combined total of $250,000. In the normal course of business, the Company may have deposits that exceed the FDIC insured limit. The Company believes that it is not subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of September 30, 2024 and December 31, 2023, Chase Bank checking account had $1,672,466 and $88, respectively. As of September 30, 2024 and December 31, 2023, SVB Bank checking account had $185,638 and $38,894, respectively. The only account in excess of the FDIC limits is the Chase Bank checking account.

OS Therapies Incorporated
Notes to the Financial Statements
For the Nine Months Ended September 30, 2024 and 2023
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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets or the asset groups are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the estimated discounted future net cash flows arising from the assets or asset groups. No impairment losses on long-lived assets have been recorded for the nine months ended September 30, 2024 or the year ended December 31, 2023.

Deferred Offering Costs

Deferred offering costs consist of capitalized underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Company’s initial public offering and that were charged to stockholders’ equity upon the completion of the Company’s initial public offering. At September 30, 2024, the Company no capitalized deferred offering costs. At December 31, 2023, the Company had $751,050 in capitalized deferred offering costs. Upon completion of the Company’s initial public offering on August 2, 2024, the deferred offering costs were charged to stockholders’ equity.

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

OS Therapies Incorporated
Notes to the Financial Statements
For the Nine Months Ended September 30, 2024 and 2023
(unaudited)

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

Short-term Leases

For short-term leases, 12 months or less, we record rent expense. Our only lease currently meets this exemption and has been expensed. We have not renewed the current lease due to landlord restrictions; the ownership is renovating the premises. We have temporarily moved our primary office to 115 Pullman Crossing Road, Suite #103 in Grasonville, Maryland 21638. The space is the primary office of our Chief Financial Officer and is being provided rent free. In May 2024, we signed a month-to-month lease with JLabs for $750 per month, primarily to have meetings in New York, New York and to have an office for our employees when visiting.

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

The Company will recognize interest and penalties related to tax positions in income tax expense. As of September 30, 2024 and December 31, 2023, the Company had no unrecognized uncertain income tax positions.

Basic and Diluted Loss per Share

The Company computes loss per share in accordance with ASC 260, Earnings per Share (“ASC 260”). ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statements of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all diluted potential common shares outstanding during the period using the treasury stock method and convertible notes payable using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive.

OS Therapies Incorporated
Notes to the Financial Statements
For the Nine Months Ended September 30, 2024 and 2023

(unaudited)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Below is a table listing all preferred stock and common stock equivalents

Common Stock Equivalents	September 30, 2024 (unaudited)	December 31, 2023
Convertible Debt	—	11,034,773
Make-Whole Liability	32,500	32,500
Warrants	621,691	604,282
Preferred Stock	—	651,041
Total	654,191	12,322,596

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

The carrying value of the Company’s prepaid expenses, accounts payable and accrued expenses are approximate fair value because of the short-term maturity of these financial instruments. The redemption feature of the debt instruments is recorded at fair value (See Note 3).

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

NOTE 3 — RELATED PARTY TRANSACTIONS

Accrued Payroll

At September 30, 2024 and December 31, 2023, the Company had a payroll payable to the CEO of $10,000 and $300,000, respectively, and related payroll taxes payable of $0 and $7,830, respectively. During the period ended September 30, 2024 and December 31, 2023, the Company made advances on the payroll payable and the CEO made repayments.

OS Therapies Incorporated
Notes to the Financial Statements
For the Nine Months Ended September 30, 2024 and 2023

(unaudited)

NOTE 3 — RELATED PARTY TRANSACTIONS (cont.)

The following summarizes activity in respect to payroll advances to the CEO:

Balance December 31, 2022	$—
Advances during 2023	316,198
Repayment	(125,000)
Balance December 31, 2023	$191,198
Advances during 2024	188,155
Repayment	(301,853)
Balance September 30, 2024	$77,500

In the second and third quarters of 2024, paychecks were issued to Paul Romness, CEO. The paychecks comprised the remaining balance of backpay, less all 2023 payroll advances. The payroll taxes were paid that were associated with the backpay and regular pay and are fully paid. The balance of accrued payroll for the CEO on September 30, 2024 represents a board-approved payroll increase that was approved and paid in October 2024. Any payroll advances shown as employee advances will be repaid by December 31, 2024 from the CEO’s normal paychecks.

Related Parties — Convertible Debt

Ted Search and John Ciccio, collectively known as Mill River Partners LLC, are members of the Board and held convertible notes with face amounts of $0 and $150,000 as of September 30, 2024 and December 31, 2023, respectively. The convertible notes were converted into common stock upon consummation of the Company’s initial public offering on August 2, 2024.

Related Party Accounting Fees

The company has a bill in accounts payable of $23,252 for the period ended September 30, 2024 and $32,102 for the period ended December 31, 2023 to Shore Accountants MD Inc., an outside accounting firm that handles payroll and bookkeeping and is 100% owned by Chris Acevedo, the CFO.

NOTE 4 — CONVERTIBLE DEBT

Convertible Debt

The Convertible Notes are separated into seven groups — A, B, C, D, E, F and BlinkBio — per the table below:

					September 30, 2024	December 31, 2023
				Conversion	Carrying	Carrying
Group	Rate	Maturity	Collateral	Rate	Amount	Amount
A	10%	10/31/2024	None	80% – 87.5%	$—	$1,151,032
B	6%	10/31/2024	None	80%	$—	$5,154,000
C	6%	10/31/2024	None	80%	$—	$3,873,417
D	6%	10/31/2024	None	50%	$—	$1,950,160
E	6%	10/31/2024	None	50%	$—	$1,100,000
F	6%	10/31/2024	None	50%	$—	$1,381,732
Blink Bio	10%	3/15/2022	None	100%	$—	$—

The Convertible Notes were all converted into common stock on August 2, 2024 upon consummation of the Company’s initial public offering.

OS Therapies Incorporated
Notes to the Financial Statements
For the Nine Months Ended September 30, 2024 and 2023
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

On August 2, 2024, the Company consummated its initial public offering, and the Convertible Notes, including accrued interest, converted into shares of the Company’s common stock.

OS Therapies Incorporated
Notes to the Financial Statements
For the Nine Months Ended September 30, 2024 and 2023
(unaudited)

NOTE 4 — CONVERTIBLE DEBT (cont.)

The convertible debt balance at September 30, 2024 and December 31, 2023 is summarized as follows:

	As of	As of
	September 30,	December 31,
Debt A	2024	2023
Principal amount outstanding	$—	$1,154,000
Less: discounts (issuance, redemptions)	—	(185,224)
Amortization of discounts	—	182,256
Carrying value	—	1,151,032
Less Related Party Portion	—	(100,000)
Convertible Notes – A	$—	$1,051,032

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

OS Therapies Incorporated
Notes to the Financial Statements
For the Nine Months Ended September 30, 2024 and 2023
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

On August 2, 2024, the Company consummated its initial public offering, and the Convertible Notes, including accrued interest, converted into shares of the Company’s common stock.

The convertible debt balance at September 30, 2024 and December 31, 2023 is summarized as follows:

	As of	As of
	September 30,	December 31,
Debt B	2024	2023
Principal amount outstanding	$—	$5,154,000
Less: discounts (issuance, redemptions, warrants)	—	(1,818,939)
Amortization of discounts	—	1,818,939
Carrying value	$—	$5,154,000

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

OS Therapies Incorporated
Notes to the Financial Statements
For the Nine Months Ended September 30, 2024 and 2023
(unaudited)

NOTE 4 — CONVERTIBLE DEBT (cont.)

On August 2, 2024, the Company consummated its initial public offering, and the Convertible Notes, including accrued interest, converted into shares of the Company’s common stock.

The convertible debt balance at September 30, 2024 and December 31, 2023 is summarized as follows:

	As of	As of
	September 30,	December 31,
Debt C	2024	2023
Principal amount outstanding	$—	$3,945,020
Less: discounts (issuance, redemptions, warrants)	—	(1,063,223)
Amortization of discounts	—	1,016,620
Carrying value	$—	$3,873,417

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

OS Therapies Incorporated
Notes to the Financial Statements
For the Nine Months Ended September 30, 2024 and 2023
(unaudited)

NOTE 4 — CONVERTIBLE DEBT (cont.)

On August 2, 2024, the Company consummated its initial public offering, and the Convertible Notes, including accrued interest, converted into shares of the Company’s common stock.

The convertible debt balance at September 30, 2024 and December 31, 2023 is summarized as follows:

	As of	As of
	September 30,	December 31,
Debt D	2024	2023
Principal amount outstanding	$—	$2,000,000
Less: discounts (issuance, redemptions, warrants)	—	(1,864,654)
Amortization of discounts	—	1,814,814
Carrying value	$—	$1,950,160

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

In the event that the Company raises aggregate additional cash proceeds of at least $10,000,000 through the sale of the Company’s equity securities, excluding the sales or conversions of Notes under the Agreement, the outstanding principal amount due will automatically, and without any action on part of the holder, be converted into fully paid and non-assessable units of the Company’s equity stock sold in such qualified financing at 50% of the equity stock conversion price. In connection with the Group E Convertible Notes, the Company agreed to issue an additional 220,000 shares of common stock to the Group E Holders, prorated based on such Holder’s investment amount, as an inducement for their investment in the Group E Convertible Notes.

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

OS Therapies Incorporated
Notes to the Financial Statements
For the Nine Months Ended September 30, 2024 and 2023

(unaudited)

NOTE 4 — CONVERTIBLE DEBT (cont.)

On August 2, 2024, the Company consummated its initial public offering, and the Convertible Notes, including accrued interest, converted into shares of the Company’s common stock.

The convertible debt balance at September 30, 2024 and December 31, 2023 is summarized as follows:

	As of	As of
	September 30,	December 31,
Debt E	2024	2023
Principal amount outstanding	$—	$1,100,000
Less: discounts (issuance, redemptions, warrants)	—	(550,000)
Amortization of discounts	—	550,000
Carrying value	—	1,100,000
Less related party portion	—	(50,000)
Convertible Notes – E	$—	$1,050,000

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

In the event that the Company raises aggregate additional cash proceeds of at least $10,000,000 through the sale of the Company’s equity securities, excluding the sales or conversions of Notes under the Agreement, the outstanding principal amount due will automatically, and without any action on part of the holder, be converted into fully paid and non-assessable units of the Company’s equity stock sold in such qualified financing at 50% of the equity stock conversion price. In connection with the Group F Convertible Notes, the Company agreed to issue an additional 686,700 shares of common stock to the Group F Holders, prorated based on such Holder’s investment amount, as an inducement for their investment in the Group F Convertible Notes.

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

OS Therapies Incorporated
Notes to the Financial Statements
For the Nine Months Ended September 30, 2024 and 2023

(unaudited)

NOTE 4 — CONVERTIBLE DEBT (cont.)

On August 2, 2024, the Company consummated its initial public offering, and the Convertible Notes, including accrued interest, converted into shares of the Company’s common stock.

The convertible debt balance at September 30, 2024 and December 31, 2023 is summarized as follows:

	As of	As of
	September 30,	December 31,
Debt F	2024	2023
Principal amount outstanding	$—	$1,932,500
Less: discounts (issuance, redemptions, warrants)	—	(966,250)
Amortization of discounts	—	415,482
Carrying value	$—	$1,381,732

Redemption Liability

The fair value of the redemption liability is calculated under Level 3 of the fair value hierarchy, is determined based upon a Probability-Weighted of Expected Returns Model (“PWERM”). This PWERM was determined to be the most appropriate method of estimating the value of possible redemption or conversion outcomes over time, since the Company has not entered into a priced equity round through December 31, 2024. The fair value of the redemption liability is calculated using the initial value of the convertible note less the debt discount rate of 12.5% in Group A, 20% in Groups B and C, and 50% in Groups D, E and F. The redemption liability is then amortized over the remaining life of the note, utilizing the interest rates of 10% and 6% respectively for the groups. The life of each note in Group A is for a set period of 3 years, and is variable in Groups B, C, D, E and F with a range of 12 months to 3 years. The Company retains the option to negotiate an extended maturity date for Groups B, C, D, E and F.

The new embedded redemption values were $0 and $1,541,250 for the nine months ended September 30, 2024 and the year ended December 31, 2023, respectively. On August 2, 2024, the Company consummated its initial public offering, and the Convertible Notes, including accrued interest, converted into shares of the Company’s common stock. The redemption liability was closed to stockholders’ equity on such date.

The redemption liability is re-measured at each period end and is summarized as follows:

	As of	As of
	September 30,	December 31,
	2024	2023
New Embedded Redemption Value – Group A	—	144,250
New Embedded Redemption Value – Group B	—	1,130,800
New Embedded Redemption Value – Group C	—	789,004
New Embedded Redemption Value – Group D	—	1,000,000
New Embedded Redemption Value – Group E	—	550,000
New Embedded Redemption Value – Group F	—	966,250
Ending Balance	$—	$4,580,304

OS Therapies Incorporated
Notes to the Financial Statements
For the Nine Months Ended September 30, 2024 and 2023
(unaudited)

NOTE 4 — CONVERTIBLE DEBT (cont.)

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

	As of	As of
	September 30,	December 31,
	2024	2023
Debt Issuance
Group A	$—	$—
Group B	—	—
Group C	—	9,133
Group D	—	—
Total Net Debt Issuance	$—	$9,133

Make-whole liability — Shares due Noble Capital

In March 2020, the Company signed a new advisory agreement with Noble Capital, in lieu of cash remuneration and the company agreed to issue 4% of the Company’s shares, with an anti-dilution clause. The make-whole liability represents the shares earned for the anti-dilution of their stock position over 2020 and 2021. The 2021 year-end had the Company owning an aggregate of 233,202 shares valued in the amount of $408,413, after issuing 200,000 shares in 2020. In 2021, the Company recorded an associated expense to advisory fees of $152,482 to recognize the share value earned on the anti-dilution compensation in 2021. In 2022, the Company set aside 70,624 shares to satisfy the anti-dilution clause. In 2022, the Company recorded an associated expense to advisory fees of $282,496 to recognize the share value earned on the anti-dilution compensation in the 2022.

For the nine months ended September 30, 2024 and 2023, the Company recorded an additional 0 and 16,672 shares, respectively, with an associated expense to advisory fees of $0 and $66,688, respectively, on the anti-dilution compensation.

On July 1, 2023, the make-whole liability for Noble Capital was determined to be contractually nullified. The Company unwound the liability, and it is reflected in our Statement of Stockholders’ Deficit.

Noble Capital and the Company settled various investment fees in dispute, as well as the shares of the Company’s common stock related to the anti-dilution clause that expired in September 2024. Noble Capital was awarded 320,033 shares of common stock and $50,000 in cash.

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

Alan resigned on June 30, 2023, and Christopher Acevedo, current CFO, took his position. Mr. Acevedo was awarded the balance of Mr. Musso’s shares upon the successful initial public offering.

OS Therapies Incorporated
Notes to the Financial Statements
For the Nine Months Ended September 30, 2024 and 2023
(unaudited)

NOTE 4 — CONVERTIBLE DEBT (cont.)

The Company’s make-whole share liability is summarized in the table below as of September 30, 2024.

Name	Position	# Shares	Value	Date Earned
Alan Musso	Former CFO	3,125	$12,500	March 1, 2023
Christopher Acevedo	Current CFO	9,375	37,500	August 1, 2024
Joacim Borg	Director	20,000	80,000	July 1, 2022
TOTAL		32,500	$130,000

The make-whole liability shares were issued on November 11, 2024 to the officers and directors.

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

The number of warrants earned in 2020 was 248,855 valued at $248,855. The number of warrants earned in 2021 was 213,782, valued at $427,564. The total warrants earned as of December 31, 2022 was 162,644, valued at $325,288. No warrants were earned in 2023 or the nine months ended September 30, 2024.

Warrants earned in 2022, 2021 and 2020 have been accounted for as a discount to the associated convertible debt with the discounts amortized over the term of the related debt. The Debt Discount Accretion expense in warrants in the nine months ended September 30, 2024 was $49,840 and in the nine months ended September 30, 2023 was $212,285. The total unamortized discount of those warrants was $0 and $49,840 as of September 30, 2024 and December 31, 2023, respectively.

Warrantholders from Noble Capital exercised their warrants for an aggregate of 116,313 shares of common stock out of the aggregate 626,004 shares underlying warrants held by such holders in September 2024. The balance of the shares underlying warrants held by Noble Capital warrantholders is 509,691 shares. The exercise price for the remaining warrants ranges from $1.31 to $2.59 per share.

Warrants for Underwriter of Initial Public Offering — Brookline Capital Markets

On August 2, 2024, the Company issued a warrant to Brookline Capital Markets to purchase 112,000 shares of the Company’s common stock, pursuant to an underwriting agreement entered into between the Company and Brookline. The warrant is exercisable after 180 days following July 31, 2024, terminates on July 31, 2029, and has an exercise price of $4.40 per share.

Short-Term Loan

An investor lent the Company $100,000 on March 7, 2024. The note is a demand note, carrying interest at 8% and was used for working capital purposes. An investor lent the Company $150,000 on June 28, 2024. The note is a demand note, carrying interest at 8% and was also used for working capital purposes. The Company repaid these loans, including accrued interest thereon, in August 2024.

OS Therapies Incorporated
Notes to the Financial Statements
For the Nine Months Ended September 30, 2024 and 2023
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

Rental Agreement

The Company had a rental agreement with BXP Shady Grove Lot 7 LLC, beginning in April 2023 and ending in December 2023. The payment term of the license agreement was $1,000 per month. Rent expense for the year ended December 31, 2023 was $12,000. The Company has not renewed its lease and has a mailing address at 115 Pullman Crossing Road, Suite 103, Grasonville, Maryland 21638. The Company has rented, on a month-to-month basis, a virtual office at JLabs in New York, New York.

License Obligation and Manufacturing Agreements Advaxis

The Company entered into an exclusive license agreement with Advaxis, Inc in September 2018, as amended, pursuant to which it acquired the right to develop and commercialize Advaxis HER2 Construct, the Company’s product candidate and the use of Advaxis HER2 Construct patents.

Per the agreement, all milestone payments are non-creditable and non-refundable and will be due and payable upon the occurrence of the corresponding milestone event. For clarity, each milestone payment is payable only once. As of December 31, 2020, the Funding Milestone had been achieved and payment in full was made in January 2021. As of May 2021, the second milestone had been completed and paid. For the nine months ended September 30, 2024, no payments were made.

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

OS Therapies Incorporated
Notes to the Financial Statements
For the Nine Months Ended September 30, 2024 and 2023
(unaudited)

NOTE 6 — COMMITMENTS AND CONTINGENCIES (cont.)

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

Additionally, on an aggregate basis across all licensed products during the royalty term, the Company will pay quarterly to Advaxis royalties on net sales of licensed products, royalty rates range from a percentage in the high single digits to low double digits. No royalties were payable in the nine months ended September 30, 2024.

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

The Company will make the cash payments set forth in the table above by wire transfer of immediately available funds, to BlinkBio within thirty (30) days of the occurrence of each milestone set forth with respect to the first Product to attain each such milestone, except that the first Milestone above will apply with respect to The Company’s first product candidate. During the Royalty Term, the Company will pay BlinkBio a royalty of six percent (6%) on Net Sales on a Product-by-Product and country-by-country basis during the Royalty Term, in a country in which no Valid Claim Covers the manufacture, use, or sale of a Product, the royalty on Net Sales of such Product in such country will be reduced to three percent (3%). No royalties were due in the nine months ended September 30, 2024; no payments were made in the year 2023.

For the avoidance of doubt, each Milestone payment will be payable only once, and the aggregate amount of Milestone payments payable hereunder will not exceed $22,375,000. A Milestone may be achieved by the Company or a Commercial Sublicensee.

OS Therapies Incorporated
Notes to the Financial Statements
For the Nine Months Ended September 30, 2024 and 2023
(unaudited)

NOTE 6 — COMMITMENTS AND CONTINGENCIES (cont.)

George Clinical Inc.

In June 2020, the Company entered into a Research Service Agreement, as amended, with George Clinical Inc., to use their clinical research services for the Company’s study: “An Open Label, Phase 2 Study of Maintenance Therapy with OST-HER2 after Resection of Recurrent Osteosarcoma”. Under the terms of the agreement, the Company is required to pay to George Clinical certain fees described in the fee schedule below. The total budget under the agreement is approximately $2,436,928. For the nine months ended September 30, 2024 and year ended December 31, 2023, we paid $345,836 and $921,300, respectively, to George Clinical. These payments have been recorded as research and development expenses in our Statement of Operations and Comprehensive Loss. The fee schedule for certain fees and corresponding payment amounts is set forth below.:

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

George Clinical will track and invoice the Company for the number of task units completed and pass through costs will be invoiced each month in arrears based on actual costs without mark-up. The PTC Advance Fee will be used to offset final pass through fees payable. As of September 30, 2024, the balance due to George Clinical was $295,082.

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

NOTE 7 — EQUITY

Common Stock

In 2021, the Company split Common Stock into two classes with fifty million shares of Class A Common Stock, $0.001 par value per share (“Class A Common Stock”) designated and twenty million shares of Class B Common Stock, $0.001 par value per share (“Class B Common Stock”). On February 9, 2024, the Company changed the name of the Class A Common Stock and Class B Common Stock to combine into the name Common Stock, with 50,000,000 shares authorized. As of September 30, 2024 and December 31, 2023, the Company had 21,180,883 and 5,340,000 shares of Common Stock outstanding, respectively. Common Stock has voting rights.

OS Therapies Incorporated
Notes to the Financial Statements
For the Nine Months Ended September 30, 2024 and 2023
(unaudited)

NOTE 7 — EQUITY (cont.)

On August 2, 2024, the Company consummated its initial public offering and sold 1.6 million shares of Common Stock at a price of $4.00 per share. Concurrent with this consummation, all outstanding Convertible Notes, including accrued interest thereon, automatically converted into approximately 13.2 million shares of Common Stock, at conversion prices ranging from $0.39 per share to $2.59 per share, after share discounts ranging from 50% to 87.5% and valuation ceilings ranging from $5 million to $50 million, as applicable.

Preferred Stock

In 2021, 5,000,000 shares of Preferred Stock were authorized, 1,400,000 were designated as Series A Preferred Stock, with 1,302,082 shares issued of Series A Preferred Stock. Series A Preferred Stock has 5% cumulative coupon and liquidation priority above all Common Shares. The coupon dividends are computed at 5% of the principal per annum and are recorded monthly.

On February 9, 2024, the Series A Preferred Stock outstanding was converted to Common Stock on a one common share for every two preferred shares basis upon the filing of the Company’s third amended and restate certificate of incorporation. Effective February 9, 2024, the company had five million shares of authorized Preferred Stock, none of which were outstanding.

The dividend due for the nine months ended September 30, 2024 and for the year ended December 31, 2023 was $31,250 and $125,000, respectively, for a total accrued dividend payable at September 30, 2024 of $375,000

The Preferred Stock has the following rights and privileges:

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

	Total, as of	Total, as of
	September 30, 2024	December 31, 2023
Shares Issued to Investors	—	1,302,082
Total Shares Issued	—	1,302,082

NOTE 8 — SUBSEQUENT EVENTS

1.	On October 31, 2024, the Company entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Square Gate Capital Master Fund, LLC-Series 3 (the “Investor”), pursuant to which the Company will have the right, but not the obligation, to sell to the Investor, and the Investor will have the obligation to purchase from the Company, up to $15,000,000 (the “Maximum Commitment Amount”) worth of shares of Common Stock, at the Company’s sole discretion, over the next 24 months, subject to certain conditions precedent and other limitations set forth in the Equity Purchase Agreement. Concurrently with the execution of the Equity Purchase Agreement, the Company also agreed to issue to the Investor, as part of the consideration, shares of the Company’s common stock worth a total of 3% of the Maximum Commitment Amount (the “Initial Commitment Shares”). The ultimate calculation of the per share price of the Initial Commitment Shares will occur on the date immediately prior to a registration statement on Form S-1 covering the resale of the shares to be issued pursuant to the Equity Purchase Agreement.

2.	On November 11 2024, an aggregate of 32,500 shares of common stock, constituting make-whole liability shares, were issued to certain of the Company’s officers and directors. See Note 4 for more information.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Examples of risks and uncertainties that could cause actual results to differ materially from historical performance and any forward-looking statements include, but are not limited to, the risks described under the section below titled “Risk Factors” of our Registration Statements on Form S-1 initially filed with the Securities and Exchange Commission (the “SEC”) on May 30, 2024 and November 12, 2024, as well as any subsequent filings with the SEC.

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

Overview

We are a clinical stage biopharmaceutical company focused on the identification, development and commercialization of treatments for Osteosarcoma (OS) and other solid tumors. Our mission is to address the significant need for new treatments in cancers of the bone in children and young adults. Osteosarcoma is an extremely challenging and often aggressive cancer that has particular treatment challenges due to its location, changing genotypes and high metastases rates. We are currently seeking to answer the call for new treatments that will prevent metastasis and the recurrence of metastases with our lead core product candidate OST-HER2 (also known as OST31-164), a cancer immunotherapy product candidate that produces a cellular immune response against the cancer antigen HER2. In 2021, we opened a clinical study to produce data for the U.S. Food and Drug Administration (FDA) to evaluate the safety and efficacy of OST-HER2 in patients after resection of recurrent Osteosarcoma, which achieved full enrollment of 41 patients in October 2023. We expect topline results from all 41 patients enrolled in the fourth quarter of 2024 and, if successful, intend to seek regulatory approval for OST-HER2 for the prevention of metastases in Osteosarcoma in 2025. Upon success in gaining regulatory approval from the FDA with OST-HER2 in Osteosarcoma, we intend to evaluate OST-HER2’s potential use, both alone and in combination with HER2 targeting antibodies such as Herceptin®, in other solid tumors including breast, esophageal and lung cancers. OST-HER2 has potential uses in both the prevention of metastases in solid tumors, and therapeutically against HER2-expressing solid tumors treated with HER targeting antibodies.

We also own rights to OST-Tunable Drug Conjugate (OST-tADC) platform, a next generation antibody-drug conjugate (ADC) silicone dioxide linker technology. “Tunable” is a term used in drug development that refers to the properties that can be influenced by chemical modifications, and “antibody-drug conjugate” or ADC is a term used to describe a drug made up of a monoclonal antibody attached to a cytotoxic payload, or a highly active and toxic pharmaceutical molecule, through chemical linkers. The ADC links an antibody that can home in on a targeted tumor to deploy the cytotoxic payload or toxic agent against the tumor. Furthering our founding mission, we intend to investigate clinical indications for OST-tADC in Osteosarcoma and other solid tumors

No new treatments have been approved by the FDA for human Osteosarcoma for more than 40 years. In humans, Osteosarcoma is an extremely rare cancer that primarily affects children, teenagers and young adults generally under 40 years of age. We are not aware of any competing adjuvant therapy for Osteosarcoma to be tested in children that is further along in the development process than OST-HER2. This disease is difficult to diagnose. The standard of care following first line therapies is simply to screen and wait for possible recurrence/metastasis, or the development of secondary malignant growths at a distance from a primary site of cancer. Studies published in the Journal of Clinical Oncology, “Osteosarcoma Relapse After Combined Modality Therapy: An Analysis of Unselected Patients in the Cooperative Osteosarcoma Study Group (COSS),” by Kempf-Bielack B., et al. (January 2005), and “Second and Subsequent Recurrences of Osteosarcoma: Presentation, Treatment, and Outcomes of 249 Consecutive Cooperative Osteosarcoma Study Group Patients,” by Bielack S., et al. (February 2009), reported that recurrence/metastasis happens in approximately half of all patients within 12 to 18 months following initial remittance. For those patients that experience recurrence, metastasis is typically to the lungs and brain, with survival rates of approximately 13% over the next year, according to these studies.

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

The fair value of the redemption liability is calculated under Level 3 of the fair value hierarchy and is determined based upon a Probability-Weighted of Expected Returns Model (“PWERM”). This PWERM was determined to be the most appropriate method of estimating the value of possible redemption or conversion outcomes over time. The fair value of the redemption liability is calculated using the initial value of the Convertible Notes less the debt discount rate of 12.5% in Group A, 20% in Groups B and C, and 50% in Groups D, E and F. The redemption liability is then amortized over the remaining life of the note, utilizing the interest rates of 10% and 6% for the groups, respectively. The life of each note in Group A is for a set period of three years and is variable in Groups B, C, D, E and F, with a range of 12 months to three years. We retain the option to negotiate an extended maturity date for Groups B, C, D, E and F. The new embedded redemption values were $0 and $1,541,250 for the periods ended September 30, 2024 and December 31, 2023, respectively.

The fees associated with the convertible debt raise are legal and investment fees associated with the issuance of the Convertible Notes for Groups A, B, C, D, E and F. There were no related parties who received these fees. The fees are amortized over the life of the Convertible Notes utilizing an interest rate of 10% for Group A and 6% for Groups B, C, D, E and F.

Our convertible debt raises and all associated accounts were closed out to stockholders’ equity on August 2, 2024, which was the date on which we consummated our initial public offering and all outstanding convertible notes automatically converted into shares of common stock.

Components of Our Results of Operations

Revenue. We did not recognize revenues for the nine months ended September 30, 2024 or the year ended December 31, 2023.

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

Cumulative Series A Preferred Stock Dividend. The Series A preferred stock dividend requirement represents the coupon dividends on our preferred stock and is identified as a separate component of our statement of operations to compute net income (loss) available to common shareholders. The coupon dividends are computed at 5% of the principal per annum and are recorded monthly. The cumulative accrued dividend at September 30, 2024 and 2023 was $375,000 and $312,500, respectively. The Series A preferred stock was converted into common stock on a 1:1 basis in February 2024, and the last coupon dividend was issued in the quarter ended March 31, 2024.

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

Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	September 30,
(In thousands)	2024	2023
Expenses:
Research and development expenses	$1,210,216	$454,505
General and administrative	1,227,177	167,703
Total operating expenses	2,437,393	622,208

Loss from operations	(2,437,393)	(622,208)

Other income (expenses): Interest Income	-	1
Interest expense	(437,839)	(1,352,783)
Total other expenses	(2,875,232)	(1,974,990)

Net loss	(2,875,232)	(1,974,990)
Cumulative Series A preferred stock dividend requirement	-	(31,250)
Net loss available to common shareholders	$(2,875,232)	$(2,006,240)

Research and Development Expenses. Research and development expenses were approximately $1.2 million for the three months ended September 30, 2024 compared to approximately $0.5 million for the three months ended September 30, 2023. This decrease was primarily due to a decrease in vendor expenses associated with our Phase IIb clinical trial and a decrease in vendor expenses associated with out OST-tADC platform technology. The following table summarizes our research and development expenses for the three months ended September 30, 2024 and 2023:

	As of September 30,
(In thousands)	2024	2023
Direct research and development expenses by program:
OST-HER2	$1,007	$339
OST-tADC	-	15

Unallocated research and development expenses:
Personnel-related	203	101
Total research and development expenses	$1,210	$455

For the three months ended September 30, 2024 and 2023, the direct research and development expenses related to OST-HER2 were primarily lab fees, vendor expenses and staff payroll fees. In 2024, such expenses were primarily lab fees and related clinical support of approximately $1.0 million attributed to our Phase IIb clinical trial preparation and CRO costs as we completed IND-enabling studies. OST-tADC related direct research and development expenses were approximately $0.0 million and $0.0 million for the three months ended September 30, 2024 and 2023, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2024 were approximately $1.2 million compared to $0.2 million for the three months ended September 30, 2023. These expenses were primarily attributed to marketing costs and accounting fees to consultants.

Licensing Costs. We did not have any licensing costs for the three months ended September 30, 2024 and 2023.

Interest Expense. Interest expense for the three months ended September 30, 2024 was approximately $0.4 million compared to $1.4 million for the three months ended September 30, 2023. The amounts of interest are comprised of accretion of debt discount being amortized in 2024 and 2023 from associated discounts related to convertible notes and placement agent warrants, together with interest expenses from the issuances of convertible notes.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	September 30,
(In thousands)	2024	2023
Expenses:
Research and development expenses	$1,968,591	$2,197,936
General and administrative	1,878,831	987,677
Total operating expenses	3,847,422	3,185,613

Loss from operations	(3,847,422)	(3,185,613)

Other income (expenses): Interest Income	1	2
Interest expense	(2,044,283)	(3,141,405)
Total other expenses	(2,044,282)	(3,141,403)

Net loss	(5,891,704)	(6,327,016)
Cumulative Series A preferred stock dividend requirement	(31,250)	(93,750)
Net loss available to common shareholders	$(5,922,954)	$(6,420,766)

Research and Development Expenses. Research and development expenses were approximately $1.9 million for the nine months ended September 30, 2024 compared to approximately $2.2 million for the nine months ended September 30, 2023. This decrease was primarily due to a decrease in vendor expenses associated with our Phase IIb clinical trial and a decrease in vendor expenses associated with out OST-tADC platform technology. The following table summarizes our research and development expenses for the nine months ended September 30, 2024 and 2023:

	As of September 30,
(In thousands)	2024	2023
Direct research and development expenses by program:
OST-HER2	$1,551	$1,683
OST-tADC	—	214

Unallocated research and development expenses:
Personnel-related	418	301
Total research and development expenses	$1,969	$2,198

For the nine months ended September 30, 2024 and 2023, the direct research and development expenses related to OST-HER2 were primarily lab fees, vendor expenses and staff payroll fees. In 2024, such expenses were primarily lab fees and related clinical support of approximately $1.6 million attributed to our Phase IIb clinical trial preparation and CRO costs as we completed IND-enabling studies. OST-tADC related direct research and development expenses were approximately $0.0 million and $0.2 million for the nine months ended September 30, 2024 and 2023, respectively.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2024 were approximately $1.9 million compared to $1.0 million for the nine months ended September 30, 2023. These expenses were primarily attributed to marketing costs and accounting fees to consultants.

Licensing Costs. We did not have any licensing costs for the nine months ended September 30, 2024 and 2023.

Interest Expense. Interest expense for the nine months ended September 30, 2024 was approximately $2.0 million compared to $3.1 million for the nine months ended September 30, 2023. The amounts of interest are comprised of accretion of debt discount being amortized in 2024 and 2023 from associated discounts related to convertible notes and placement agent warrants, together with interest expenses from the issuances of convertible notes.

Liquidity and Capital Resources

Operating Losses

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates. For the nine months ended September 30, 2024 and 2023, we reported a net loss of approximately $5.9 million and $6.4 million, respectively, and had an accumulated deficit of approximately $35.4 million and $28.0 million, respectively. We expect to incur significant expenses at an increasing rate and increasing operating losses for the foreseeable future.

As of September 30, 2024 and 2023, we had cash of approximately $1.9 million and $0.02 million, respectively. We have funded our operations to date primarily from the sale of our convertible notes in our private placements, which have provided total gross proceeds of $19.2 million as of July 31, 2024. We believe that the net proceeds from our private placements, together with our existing cash, will enable us to fund our operating expenses and capital expenditure requirements for the next three to nine months.

We consummated our initial public offering on August 2, 2024, converting all our outstanding Convertible Notes into common stock and raising $6.4 million in gross proceeds on the sale of 1.6 million shares of our common stock. Net proceeds from our initial public offering were used to pay off accounts payable and fund continuing losses through September 30, 2024.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	September 30,
(In thousands)	2024	2023
Cash used in operating activities	$(4,908)	$(2,135)
Cash provided by investing activities	—	1
Cash provided by financing activities	6,727	1,979
Net increase (decrease) in cash	$1,819	$(155)

Operating Activities

During the nine months ended September 30, 2024 and 2023, operating activities used approximately $4.9 million and $2.1 million of cash, respectively, resulting from our net loss of approximately $5.9 million and $6.3 million, respectively, offset by net non-cash charges of approximately $1.4 million and $2.6 million, respectively, partially offset by net cash provided by changes in our operating assets and liabilities of approximately $(0.4) million and $1.6 million, respectively.

Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2024 and 2023 consisted primarily of an increase (decrease) in accounts payable of approximately $(0.9) million and $1.1 million, respectively, an increase in accrued interest of approximately $0.6 million and $0.7 million, respectively, and a change in accrued payroll of approximately $(0.1) million and $(0.1) million, respectively.

Non-cash charges for the nine months ended September 30, 2024 and 2023 were primarily the result of the amortization of debt discount on our convertible debt of approximately $1.4 million and $2.4 million, respectively. Changes in accounts payable, accrued expenses and other current liabilities and prepaid expenses and other current assets in all periods were generally due to growth in our business, the advancement of our research programs and the timing of vendor invoicing and payments.

Investing Activities

During the nine months ended September 30, 2024 and 2023, net cash provided by investing activities was approximately $0.0 million and $0.0 million, respectively.

Financing Activities

During the nine months ended September 30, 2024 and 2023, net cash provided by financing activities was approximately $6.7 million and $2.0 million, respectively. The net cash provided by financing activities for the nine months ended September 30, 2024 and 2023 consisted of net proceeds from sales of convertible notes and our initial public offering, reduced by capitalized deferred offering costs.

Convertible Notes

We have completed seven separate private financing transactions from July 2018 to April 2024 in which we issued the Convertible Notes and raised total gross proceeds of $19,186,520 from accredited investors.

Information with respect to the seven separate private financings of convertible notes — A, B, C, D, E, F and BlinkBio — are indicated in the table below.

Group	Dates of issuance	Rate	Maturity	Collateral	Conversion rate	September 30, 2024 carrying amount	December 31, 2023 carrying amount	Convertible Note ceiling range on note valuation
								(in millions)
A	2018 – 2021	10%	10/31/2024	None	80% – 87.5%	$—	$1.2	$5 to 25 – varies per note
B	2020 – 2021	6%	10/31/2024	None	80%	$—	$5.2	$19
C	2021 – 2023	6%	10/31/2024	None	80%	$—	$3.9	$19 or 50 – varies per note
D	2022 – 2023	6%	10/31/2024	None	50%	$—	$2.0	$50
E	2023	6%	10/31/2024	None	50%	$—	$1.1	$50
F	2023 – 2024	6%	10/31/2024	None	50%	$—	$1.4	$50
BlinkBio	2020	10%	3/15/2022	None	100%	$—	$—	$19.2

The total accrued interest on the convertible notes listed in the table above was approximately $0.0 million and $2.0 million as of September 30, 2024 and December 31, 2023, respectively. The carrying amount and face amount of such convertible notes differ because of the unamortized debt issuance costs and the debt discount (which are amortized over the original term of the instrument) — see accounting policy discussion below. The material terms of each group of Convertible Notes are described below. The Convertible Notes, including interest accrued thereon, automatically converted into common stock upon consummation of our initial public offering on August 2, 2024.

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

License Obligations and Research Services

Advaxis. In November 2020, we entered into an amended and restated development, license and supply agreement with Advaxis, Inc. (now Ayala Pharmaceuticals, Inc.) (“Advaxis”), a clinical-stage biotechnology company focused on the development and commercialization of proprietary Lm (Listeria monocytogenes)-LLO (Listeriolysin O) cancer immunotherapies. Pursuant to this agreement, Advaxis granted a license to us that allows us to utilize Advaxis’ ADXS-HER2 construct patents to develop and commercialize ADXS-HER2, our lead product candidate (OST-HER2). The agreement was subsequently amended in April 2021 to modify the payment amounts for Milestones 2 and 3 listed in the table below. Under the terms of the amended agreement, we are required to pay to Advaxis (i) a one-time, non-refundable payment of $1,550,000 (the “License Commencement Payment”) and (ii) certain amounts based on the achievement of the milestones described in the payment schedule below. As of September 30, 2024, we paid to Advaxis a total of $2,925,000, consisting of (i) the License Commencement Payment for Milestone 1 and (ii) $1,375,000 for Milestone 2.

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

As of September 30, 2024, we had paid the Up-Front Fee. The payment schedule for milestones and corresponding payment amounts is set forth below.

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

George Clinical. In June 2020, we entered into a services agreement, as amended, with George Clinical, Inc., a clinical contract research organization. Pursuant to this agreement, we engaged George Clinical to use its clinical research services for our study entitled “An Open Label, Phase 2 Study of Maintenance Therapy with OST-HER2 after Resection of Recurrent Osteosarcoma.” Under the terms of the agreement, we are required to pay to George Clinical certain fees described in the fee schedule below. The total new budget under the agreement is approximately $2,436,928. For the nine months ended September 30, 2024 and year ended December 31, 2023, we paid $345,836 and $921,300, respectively, to George Clinical. These payments have been recorded as research and development expenses in our Statement of Operations and Comprehensive Loss. The fee schedule for certain fees and corresponding payment amounts is set forth below.

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

George Clinical tracks and invoices us for the number of task units completed and pass-through costs are invoiced each month in arrears based on actual costs without mark-up. The PTC Fee Advance will be used to offset the first few months of invoices payable. As of September 30, 2024, the balance due to George Clinical was $295,082.

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2024, that the disclosure controls and procedures are not effective due to lack of segregation of duties as a result of limited personnel and insufficient written policies and procedures for accounting, information technology and financial reporting.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the first, second or third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any pending or threatened legal proceedings other than the arbitration proceeding described below.

On April 12, 2024, Noble Capital Markets, Inc. (“Noble”) filed a Demand for Arbitration against us in JAMS, claiming that we breached the anti-dilution provision in the parties’ advisory agreement by not issuing to Noble an additional 474,134 shares of our common stock. In September 2024, we settled the matter with Noble in exchange for $50,000 and 320,033 shares of our common stock, which were issued during September 2024.

See also Note 6 to our financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

You should carefully consider the factors discussed under the section entitled “Risk Factors” in our Registration Statement on Form S-1 (File No. 333-283171), initially filed with the SEC on November 1, 2024, as such factors could materially affect our business, financial condition, and future results. The risks described in such registration statement are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may have a material adverse impact on our business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities by the Issuer

On October 31, 2024, we entered into the Equity Purchase Agreement with the Investor, pursuant to which we will have the right, but not the obligation, to sell to the Investor, and the Investor will have the obligation to purchase from us, up to the Maximum Commitment Amount worth of shares of our common stock, at our sole discretion, over the next 24 months, subject to certain conditions precedent and other limitations set forth in the Equity Purchase Agreement. Concurrently with the execution of the Equity Purchase Agreement, we also agreed to issue to the Investor, as part of the consideration, shares of the Company’s common stock worth a total of 3% of the Maximum Commitment Amount (the “Initial Commitment Shares”). The ultimate calculation of the per share price of the Initial Commitment Shares will occur on the date immediately prior to a registration statement on Form S-1 covering the resale of the shares to be issued pursuant to the Equity Purchase Agreement.

The shares of common stock are being offered and sold by us to the Investor pursuant to the Equity Purchase Agreement in reliance upon an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b) of Regulation D promulgated thereunder.

Use of Proceeds

On July 31, 2024, our registration statement on Form S-1 (File No. 333-276350) was declared effective by the SEC for our initial public offering, which was underwritten by Brookline Capital Markets. At the closing of our initial public offering on August 2, 2024, we sold 1,600,000 shares of common stock at an initial public offering price of $4.00 per share and received gross proceeds of $6.4 million, which resulted in net proceeds to us of approximately $6.0 million, after deducting underwriting discounts and commissions of approximately $0.4 million. As of November 14, 2024, we estimate that we have used approximately $5.5 million of the proceeds from our initial public offering for general corporate purposes, including to advance the development of OST-HER2 and OST-tADC. There has been no material change in the planned use of proceeds from that described in the final prospectus for our initial public offering filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

Item 6. Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
10.1	Equity Purchase Agreement, dated as of October 31, 2024, between OS Therapies Incorporated and Square Gate Capital Master Fund, LLC-Series 3 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 1, 2024).+

10.2	Registration Rights Agreement, dated October 31, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 1, 2024).+

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Balance Sheets as of September 30, 2024 and December 31, 2023 (unaudited); (ii) Statements of Operations for the three and nine months ended September 30, 2024 and 2023 (unaudited); (iii) Statements of Stockholders’ Deficit for the three and nine months ended September 30, 2024 and 2023 (unaudited); (iv) Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (unaudited); and (v) Notes to the Financial Statements (unaudited).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

*	Furnished herewith.
+	Certain exhibits and/or schedules to this exhibit have been omitted pursuant to Item 601(a)(5) or Item 601(b)(10)(iv), as applicable, of Regulation S-K. The Company agrees to furnish supplemental copies of all omitted exhibits to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OS THERAPIES INCORPORATED

Date: November 15, 2024	By:	/s/ Paul Romness
Paul Romness
Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2024	By:	/s/ Christopher Acevedo
Christopher Acevedo
Chief Financial Officer
(Principal Financial and Accounting Officer)