Form 10-Q
period 2025-03-31
OS Therapies Inc
filed 2025-05-15
CIK 1795091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

or

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

The number of shares of the registrant’s common stock outstanding as of the close of business on May 13, 2025 was 28,097,697.

TABLE OF CONTENTS

OS THERAPIES INCORPORATED

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OS Therapies Incorporated
Balance Sheets

(unaudited)

		December 31,
	March 31, 2025	2024 (As Revised)
Current Assets
Cash	$2,971,007	$5,533,527
Related Party Advance	23,636	-
Prepaid Expenses	1,100,713	-
Total Current Assets	4,095,356	5,533,527
Long-Term Assets
Fixed Assets (Net)	4,575	5,270
Other Assets
Patent Deposit	150,000	-
TOTAL ASSETS	$4,249,931	$5,538,797

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$1,616,390	$1,662,068
Accrued Expenses	364,410	521,010
Accrued Payroll and Payroll Taxes – Related Party	-	97,257
Accrued Payroll and Payroll Taxes	270	-
Preferred Dividends Payable	375,000	375,000
Warrant Liability (Net of Discount)	1,180,195	1,971,975
Total Current Liabilities	3,536,265	4,627,310
Long-Term Liabilities
TEDCO Grant	100,000	100,000
Total Long-Term Liabilities	100,000	100,000
Total Liabilities	3,636,265	4,727,310

Commitments and contingencies (See Note 9)
MEZZANINE EQUITY:
Series A Convertible Preferred Stock, par value $0.001, 2,500,000 shares authorized; 1,775,750 and 1,512,500 issued and outstanding, respectively	4,800,244	4,078,025
Total Mezzanine Equity	4,800,244	4,078,025

STOCKHOLDERS’ DEFICIT
Common Stock A, par value $0.001, 50,000,000 shares authorized; 21,347,315 and 20,869,908 issued and outstanding, respectively	21,348	20,870
Preferred Stock, par value $0.001, 5,000,000 shares authorized; 0 and 0 issued and outstanding, respectively	-	-
Additional paid-in capital	38,101,308	35,144,967
Accumulated deficit	(42,309,234)	(38,432,375)
Total Stockholders’ Deficit	(4,186,578)	(3,266,538)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$4,249,931	$5,538,797

The accompanying notes are an integral part of these unaudited financial statements.

OS Therapies Incorporated
Statements of Operations
(unaudited)

	For the three months ended	For the three months ended
	March 31,	March 31,
	2025	2024
OPERATING EXPENSES
Research & Development	$1,309,155	$361,809
General & Administrative	3,690,331	268,423
Loss from Operations	(4,999,486)	(630,232)

OTHER INCOME/EXPENSE
Interest Income	66	-
Interest Expense	-	(828,760)
Change in Fair Value of Warrant Liability	1,122,561	-
TOTAL OTHER INCOME/EXPENSE	1,122,627	(828,760)

NET LOSS	(3,876,859)	(1,458,992)

Cumulative Series A Preferred Stock Dividend Requirement	-	(31,250)
NET LOSS available to common shareholders	$(3,876,859)	$(1,490,242)

Weighted Average # of Shares	21,249,423	5,991,041
Basic & Diluted Loss per Common Share Outstanding	$(0.18)	$(0.25)

The accompanying notes are an integral part of these unaudited financial statements.

OS Therapies Incorporated

Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

	Common Stock CS – Shares CS – Par		Preferred Stock Shares Par Amount		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balances, December 31, 2023	5,340,000	$5,340	1,302,082	$1,302	$5,495,330	$(29,518,187)	$(24,016,215)
Conversion of Preferred Stock to Common Stock	651,041	651	(1,302,082)	(1,302)	651	-	-
Preferred Dividends	-	-	-	-	-	(31,250)	(31,250)
Net Loss	-	-	-	-	-	(1,458,992)	(1,458,992)
Balances, March 31, 2024	5,991,041	$5,991	-	$-	$5,495,981	$(31,008,429)	$(25,506,457)

Balances, December 31, 2024 (As Revised)	20,869,908	$20,870	-	$-	$35,144,967	$(38,432,375)	$(3,266,537)
Commitment shares issued for Equity Line of Credit	157,407	157	-	-	568,078	-	568,235
Shares issued for Services	320,000	321	-	-	1,446,980	-	1,447,301
Stock-based compensation	-	-	-	-	941,283	-	941,283
Net Loss	-	-	-	-	-	(3,876,859)	(3,876,859)
Balances, March 31, 2025	21,347,315	$21,348	-	$-	$38,101,308	$(42,309,234)	$(4,186,578)

The accompanying notes are an integral part of these unaudited financial statements.

OS Therapies Incorporated
Statements of Cash Flows

For the Three Months Ended March 31, 2025 and 2024

(unaudited)

	March 31,	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,876,859)	$(1,458,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	695	695
Change in Fair Value of Warrant Liability	(1,122,561)	578,736
Shares issued for services	346,588	-
Stock Based Compensation	941,283	-
Commitment shares issued for Equity Line of Credit	568,235	-
Changes in operating assets and liabilities:
Accounts Payable	(45,678)	41,453
Accrued Expenses	(156,600)	-
Accrued Interest on Convertible Notes	-	250,025
Accrued Payroll and payroll taxes	(96,987)	(53,646)
Net cash used in operating activities	(3,441,884)	(641,729)

CASH FLOWS FROM INVESTING ACTIVITIES
Shareholder Loan Repayment	(23,636)	-
Patent Deposit	(150,000)	-
Net cash provided by investing activities	(173,636)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred Offering Costs	-	(148,022)
Short Term Loan Repayments	-	100,000
Sale of Preferred Stock & Warrants	1,053,000	-
Net Proceeds from Conversion of Debt A, B, C, D, E & F	-	751,000
Net cash provided by financing activities	1,053,000	702,978

Net change in cash	(2,562,520)	61,249
Cash – beginning of period	5,533,527	38,982
Cash – end of period	$2,971,007	$100,231

Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Discount on Notes Payable – redemption premium	$-	$475,500
Dividends Payable	-	31,250
Shares Issued for Prepaid Services	1,447,301	-
Deferred offering costs recorded as accounts payable	-	42,266

The accompanying notes are an integral part of these unaudited financial statements.

OS Therapies Incorporated
Notes to the Financial Statements
For the Three Months Ended March 31, 2025 and 2024
(unaudited)

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS, LIQUIDITY, AND RISK FACTORS

OS Therapies Incorporated (“we,” “us,” “our,” the “Company”) is a Delaware corporation incorporated on June 24, 2019. It is based in Rockville, Maryland. The Company is the successor to an LLC formed in 2018.

The Company intends to focus on the identification, development, and commercialization of treatments for Osteosarcoma and other related diseases. As of March 31, 2025, there is one ongoing clinical trial for Osteosarcoma therapy.

Restatement of December 31, 2024 Balance Sheet

During the Company’s review of its quarterly financial statements for the period ended March 31, 2025, the Company determined that for the year ended December 31, 2024, the Company erroneously recorded the deemed dividend on Series A Convertible Preferred Stock in the amount of $1,971,975. This error was recorded in the Company’s statements of operations previously issued for the audited financial statements as of and for the fiscal year ended December 31, 2024, originally included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

The Company determined the overstatement of mezzanine equity and accumulated deficit was immaterial to the financial statements because the Company has historically operated at a loss. Additionally, the overstatement did not affect net loss in the statements of operations. The Company overstated its net loss available to common shareholders, which the Company believes is not an assertion that is significant to the users of its financial statements. Therefore, the Company deems the error to be immaterial to the financial statements taken as a whole.

The Company evaluated the materiality of these misstatements both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, and determined the effect of correcting these misstatements was immaterial to the affected period ended December 31, 2024. As a result of the misstatements that were deemed immaterial to the previously issued financial statements, the Company has revised its previously issued financial statements as of and for the period ended December 31, 2024 in this Quarterly Report on Form 10-Q.

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

As of March 31, 2025, the Company had cash of $2,971,007. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital. The Company is currently seeking to raise additional capital through a public or private financing of equity; although there can be no assurances the Company will be successful in such a campaign.

OS Therapies Incorporated
Notes to the Financial Statements
For the Three Months Ended March 31, 2025 and 2024
(unaudited)

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

Cash

Cash consists primarily of deposits with commercial banks and financial institutions. The Company maintains cash balances at various financial institutions. Both interest and non-interest-bearing accounts with the same insured depository institution are insured by the Federal Deposit Insurance Corporation (FDIC) for a combined total of $250,000. In the normal course of business, the Company may have deposits that exceed the FDIC insured limit. The Company believes that it is not subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of March 31, 2025 and December 31, 2024, Chase Bank checking account had $2,981,206 and $5,216,354, respectively, and the Chase Bank savings account had $20,000 and $20,000, respectively. As of March 31, 2025 and December 31, 2024, SVB Bank checking account had $(40,284) and $287,173, respectively, and the SVB money market account had $10,000 and $10,000, respectively. The Chase Bank checking account is in excess of the FDIC limits for March 31, 2025.

Redeemable Preferred Stock and Mezzanine Equity

The Company’s one share of the Company’s Series A Senior Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 (“ASC 480”), is accounted for as mezzanine equity due to the redemption feature upon a deemed liquidation event: (i) a merger or consolidation, or (ii) the sale, lease, transfer or other disposition of substantially all the assets of the Company. The initial cash proceeds of $6,050,000 were allocated to the warrants to purchase shares of common stock (the “Warrants”), and the residual proceeds were allocated to the Series A Preferred Stock. The subsequent cash proceeds of $1,053,000 were allocated to the Warrants and the residual proceeds were allocated to the Series A Preferred Stock. The Series A Preferred Stock is classified as mezzanine equity in accordance with ASC 480.

OS Therapies Incorporated
Notes to the Financial Statements
For the Three Months Ended March 31, 2025 and 2024

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets or the asset groups are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the estimated discounted future net cash flows arising from the assets or asset groups. No impairment losses on long-lived assets have been recorded for the periods ended March 31, 2025 and December 31, 2024.

Deferred Offering Costs

Deferred offering costs consist of capitalized underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Company’s initial public offering and that were charged to stockholders’ equity upon the completion of such offering. As of March 31, 2025 and December 31, 2024, the Company did not have any capitalized deferred offering costs. Upon completion of the Company’s initial public offering on August 2, 2024, the deferred offering costs were charged to stockholders’ deficit.

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

Revisions to Previously Issued Financial Statements

During the Company’s review of its quarterly financial statements for the period ended March 31, 2025, the Company determined that for the year ended December 31, 2024, the Company erroneously recorded the deemed dividend on Series A Convertible Preferred Stock in the amount of $1,971,975. This error was recorded in the Company’s statements of operations previously issued for the audited financial statements as of and for the fiscal year ended December 31, 2024, originally included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

OS Therapies Incorporated
Notes to the Financial Statements
For the Three Months Ended March 31, 2025 and 2024

(unaudited)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

The Company determined the overstatement of mezzanine equity and accumulated deficit was immaterial to the financial statements because the Company has historically operated at a loss. Additionally, the overstatement did not affect net loss in the statements of operations. The Company overstated its net loss available to common shareholders, which the Company believes is not an assertion that is significant to the users of its financial statements. Therefore, the Company deems the error to be immaterial to the financial statements taken as a whole.

The Company evaluated the materiality of these misstatements both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, and determined the effect of correcting these misstatements was immaterial to the affected period ended December 31, 2024. As a result of the misstatements that were deemed immaterial to the previously issued financial statements, the Company has revised its previously issued financial statements as of and for the period ended December 31, 2024 in this Quarterly Report on Form 10-Q.

A reconciliation from the amounts previously reported for the affected periods to the revised amounts in this Form 10-Q is provided for the impacted financial statement line items below for: (i) the balance sheets as of December 31, 2024; (ii) the statements of operations for the year ended December 31, 2024; (iii) the consolidated statements of changes in stockholders’ deficit for the year ended December 31, 2024; and (iv) the consolidated statements of cash flows for the year ended December 31, 2024. The amounts labeled “Adjustments” represent the effects of the Adjustments.

The following table presents the effects of the Adjustments on the Company’s balance sheet as of December 31, 2024:

	Balance as of December 31, 2024
	As Previously Reported	Adjustment	As Revised

Series A Convertible Preferred Stock, par value $0.001, 2,500,000 shares authorized; 1,512,500 and 0 issued and outstanding, respectively	$6,050,000	$(1,971,975)	$4,078,025
Accumulated deficit	$(40,404,350)	$1,971,975	$(38,432,375)
Total Stockholders’ Deficit	$(5,238,513)	$1,971,975	$(3,266,538)

The following table presents the effects of the Adjustments on the Company’s statement of operations for the year ended December 31, 2024:

	For the year ended December 31, 2024
	As Previously Reported	Adjustment	As Revised

Deemed Dividend on Series A Convertible Preferred Stock	$(1,971,975)	$1,971,975	$-
Net loss available to common shareholders	$(10,886,163)	$1,971,975	$(8,914,188)
Basic & Diluted Loss per Common Share Outstanding	$(0.88)	$0.16	$(0.72)

OS Therapies Incorporated
Notes to the Financial Statements
For the Three Months Ended March 31, 2025 and 2024

(unaudited)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

The following table presents the effects of the Adjustments on the Company’s consolidated statement of changes in stockholders’ deficit for the year ended December 31, 2024

	For the year ended December 31, 2024
	As Previously Reported	Adjustment	As Revised

Deemed Dividend on Series A Convertible Preferred Stock	$(1,971,975)	$1,971,975	$-

The following table presents the effects of the Adjustments to the amount presented in the non-cash investing and financing activities section of the Company’s statement of cash flows for the year ended December 31, 2024:

	For the year ended December 31, 2024
	As Previously Reported	Adjustment	As Revised

Deemed Dividend on Series A Convertible Preferred Stock	$(1,971,975)	$1,971,975	$-

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

OS Therapies Incorporated
Notes to the Financial Statements
For the Three Months Ended March 31, 2025 and 2024

(unaudited)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Short-term Leases

For short-term leases, 12 months or less, we record rent expense. Our only lease currently meets this exemption and has been expensed. We have not renewed the current lease due to landlord restrictions; the ownership is renovating the premises. We have temporarily moved our primary office to 115 Pullman Crossing Road, Suite #103, in Grasonville, Maryland 21638. The space is the primary office of our Chief Financial Officer and is being provided rent free. In May 2024, we signed a month-to-month lease for use of general space with JLabs for $750 per month, primarily to use space for meetings in New York City and to have an office for our staff when they are visiting. The lease payment increased in January 1, 2025, with a monthly payment of $787.50.

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

The Company will recognize interest and penalties related to tax positions in income tax expense. As of March 31, 2025 and December 31, 2024, the Company had no unrecognized uncertain income tax positions.

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

Below is a table listing all preferred stock and common stock equivalents.

Common Stock Equivalents	3/31/2025	12/31/2024
Convertible Debt	-	-
Make-Whole Liability	-	-
Warrants	340,296	280,448
Preferred Stock	-	-
Preferred Stock Warrants	1,775,750	1,512,500
Total	2,116,046	1,792,948

The shares of Series A Convertible Preferred Stock issued during the three months ended March 31, 2025 are not included in the above table as stockholder approval was required for the issuance of shares of common stock upon any conversion thereof. As of March 31, 2025, the maximum number of shares of common stock to be issued upon conversion of all of the 1,775,750 Series A Convertible Preferred Stock was 1,775,750 shares of common stock.

OS Therapies Incorporated
Notes to the Financial Statements
For the Three Months Ended March 31, 2025 and 2024

(unaudited)

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

The carrying value of the Company’s cash, accounts payable and accrued expenses are approximate fair value because of the short-term maturity of these financial instruments. The redemption feature of the debt instruments is recorded at fair value (See Note 3).

Warrant liability is recorded at fair value. Currently, there is not an observable market for this type of derivative. Due to the lack of relevant and market reflective Level 1 and Level 2 inputs, the Company valued the warrant liability using Level 3 inputs, which require significant judgment and estimates on behalf of management in developing model assumptions. As of March 31, 2025 and December 31, 2024, the carrying value of the warrant liability in the aggregate was $1,180,195 and $1,971,975, respectively (See Note 9).

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

OS Therapies Incorporated
Notes to the Financial Statements
For the Three Months Ended March 31, 2025 and 2024

(unaudited)

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

The warrants issued in connection with a Securities Purchase Agreements, dated as of December 24, 2024 (the “Purchase Agreement”), are recognized as a derivative liability in accordance with ASC 815. The Company recognizes the warrant instruments as a liability at fair value and adjusts the instruments to fair value at each reporting period. The liability is subject to re-measurement at each balance sheet date until exercised or reclassified, and any change in fair value is recognized in the Company’s consolidated statements of operations. The fair value of the warrants issued in connection with the Purchase Agreement were measured using a Binomial simulation model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. The derivative warrant liability is classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none of them will have a material effect on the Company’s financial position, results of operations, or cash flows.

NOTE 3 — RELATED PARTY TRANSACTIONS

Accrued Payroll

On March 31, 2025 and December 31, 2024, the Company had a payroll payable to the CEO of $0 and $8,871, respectively, and related payroll taxes payable of $270 and $88,386, respectively. During the period ended March 31, 2025 and December 31, 2024, the Company made advances on the payroll payable, and the CEO made repayments.

OS Therapies Incorporated
Notes to the Financial Statements
For the Three Months Ended March 31, 2025 and 2024

(unaudited)

NOTE 3 — RELATED PARTY TRANSACTIONS (cont.)

The following summarizes activity in respect to payroll advances to the CEO:

Balance December 31, 2023	$191,198
Advances during 2024	222,875
Repayment	(414,073)
Balance December 31, 2024	$0
Advances during 2025	43,636
Repayments 2025	(20,000)
Balance March 31, 2025	$23,636

In the second and third quarters of 2024, paychecks were issued to Paul Romness, CEO. The paychecks comprised the remaining balance of backpay, less all 2024 payroll advances. The payroll taxes were paid that were associated with the backpay and regular pay and are fully paid. The balance of accrued payroll for Mr. Romness on March 31, 2025 of $23,636.

All payroll advances shown as employee advances for Mr. Romness in the three months ended March 31, 2025 will be repaid from his future paychecks in 2025.

Related Parties — Convertible Debt

Ted Search and John Ciccio, collectively known as Mill River Partners LLC, are members of the Board and held convertible notes with face amounts of $0 and $0 as of March 31, 2025 and December 31, 2024, respectively. The convertible notes were converted into common stock upon consummation of the Company’s initial public offering on August 2, 2024.

Related Party Accounting Fees

The Company has a bill in accounts payable of $9,172 for the period ended March 31, 2025 and $26,765 for the period ended December 31, 2024 to Shore Accountants MD Inc., an outside accounting firm that handles payroll and bookkeeping and is 100% owned by Christopher Acevedo, the CFO.

NOTE 4 — CONVERTIBLE DEBT

Convertible Debt

The Company’s convertible notes are separated into seven groups — A, B, C, D, E, F and BlinkBio — per the table below:

					March 31, 2025	December 31, 2024
				Conversion	Carrying	Carrying
Group	Rate	Maturity	Collateral	Rate	Amount	Amount
A	10%	10/31/2025	None	80% - 87.5%	$—	$—
B	6%	10/31/2025	None	80%	$—	$—
C	6%	10/31/2025	None	80%	$—	$—
D	6%	10/31/2025	None	50%	$—	$—
E	6%	10/31/2025	None	50%	$—	$—
F	6%	10/31/2025	None	50%	$—	$—
Blink Bio	10%	3/15/2022	None	100%	$—	$—

The above convertible notes were all converted into common stock on August 2, 2024 upon consummation of the Company’s initial public offering.

OS Therapies Incorporated
Notes to the Financial Statements
For the Three Months Ended March 31, 2025 and 2025

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

The convertible debt balance on March 31, 2025 and March 31, 2024 is summarized as follows:

	As of	As of
	March 31,	March 31,
Debt A	2025	2024
Principal amount outstanding	$-	$1,154,000
Less: discounts (issuance, redemptions)	-	(185,224)
Amortization of discounts	-	184,607
Carrying value	-	1,153,383
Less Related Party Portion	-	(100,000)
Convertible Notes – A	$-	$1,053,383

OS Therapies Incorporated
Notes to the Financial Statements
For the Three Months Ended March 31, 2025 and 2024

(unaudited)

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

The convertible debt balance at March 31, 2025 and March 31, 2024 is summarized as follows:

	As of	As of
	March 31,	March 31,
Debt B	2025	2024
Principal amount outstanding	$-	$5,154,000
Less: discounts (issuance, redemptions, warrants)	-	(1,818,939)
Amortization of discounts	-	1,818,939
Carrying value	$-	$5,154,000

OS Therapies Incorporated
Notes to the Financial Statements
For the Three Months Ended March 31, 2025 and 2024

(unaudited)

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

The convertible debt balance on March 31, 2025 and March 31, 2024 is summarized as follows:

	As of	As of
	March 31,	March 31,
Debt C	2025	2024
Principal amount outstanding	$-	$3,945,020
Less: discounts (issuance, redemptions, warrants)	-	(1,088,223)
Amortization of discounts	-	1,088,223
Carrying value	$-	$3,845,020

OS Therapies Incorporated
Notes to the Financial Statements
For the Three Months Ended March 31, 2025 and 2024

(unaudited)

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

OS Therapies Incorporated
Notes to the Financial Statements
For the Three Months Ended March 31, 2025 and 2024

(unaudited)

NOTE 4 — CONVERTIBLE DEBT (cont.)

The convertible debt balance at March 31, 2025 and March 31, 2024 is summarized as follows:

	As of	As of
	March 31,	March 31,
Debt D	2025	2024
Principal amount outstanding	$-	$2,000,000
Less: discounts (issuance, redemptions, warrants)	-	(1,864,654)
Amortization of discounts	-	1,864,654
Carrying value	$-	$2,000,000

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

In the event that the Company raises aggregate additional cash proceeds of at least $10,000,000 through the sale of the Company’s equity securities, excluding the sales or conversions of Notes under the Agreement, the outstanding principal amount due will automatically, and without any action on part of the holder, be converted into fully paid and non-assessable units of the Company’s equity stock sold in such qualified financing at 50% of the equity stock conversion price. In connection with the Group E Convertible Notes, the Company agreed to issue an additional 68,750 shares of common stock to the Group E Holders, prorated based on such Holder’s investment amount, as an inducement for their investment in the Group E Convertible Notes.

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

OS Therapies Incorporated
Notes to the Financial Statements
For the Three Months Ended March 31, 2025 and 2024

(unaudited)

NOTE 4 — CONVERTIBLE DEBT (cont.)

The convertible debt balance at March 31, 2025 and March 31, 2024 is summarized as follows:

	As of	As of
	March 31,	March 31,
Debt E	2025	2024
Principal amount outstanding	$-	$1,100,000
Less: discounts (issuance, redemptions, warrants)	-	(550,000)
Amortization of discounts	-	550,000
Carrying value	-	1,100,000
Less related party portion	-	(50,000)
Convertible Notes – E	$-	$1,050,000

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

In the event that the Company raises aggregate additional cash proceeds of at least $10,000,000 through the sale of the Company’s equity securities, excluding the sales or conversions of Notes under the Agreement, the outstanding principal amount due will automatically, and without any action on part of the holder, be converted into fully paid and non-assessable units of the Company’s equity stock sold in such qualified financing at 50% of the equity stock conversion price. In connection with the Group F Convertible Notes, the Company agreed to issue an additional 214,594 shares of common stock to the Group F Holders, prorated based on such Holder’s investment amount, as an inducement for their investment in the Group F Convertible Notes.

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

OS Therapies Incorporated
Notes to the Financial Statements
For the Three Months Ended March 31, 2025 and 2024

(unaudited)

NOTE 4 — CONVERTIBLE DEBT (cont.)

The convertible debt balance at March 31, 2025 and March 31, 2024 is summarized as follows:

	As of	As of
	March 31,	March 31,
Debt F	2025	2024
Principal amount outstanding	$-	$2,683,500
Less: discounts (issuance, redemptions, warrants)	-	(1,391,750)
Amortization of discounts	-	820,424
Carrying value	$-	$2,112,174

Redemption Liability

The fair value of the redemption liability is calculated under Level 3 of the fair value hierarchy, is determined based upon a Probability-Weighted of Expected Returns Model (“PWERM”). This PWERM was determined to be the most appropriate method of estimating the value of possible redemption or conversion outcomes over time, since the Company did not enter into a priced equity round through March 31, 2024. The fair value of the redemption liability is calculated using the initial value of the convertible note less the debt discount rate of 12.5% in Group A, 20% in Groups B and C, and 50% in Groups D, E and F. The redemption liability is then amortized over the remaining life of the note, utilizing the interest rates of 10% and 6% respectively for the groups. The life of each note in Group A is for a set period of 3 years, and is variable in Groups B, C, D, E and F with a range of 12 months to 3 years. The Company retains the option to negotiate an extended maturity date for Groups B, C, D, E and F. The new embedded redemption values were $0 for the three months ended March 31, 2025 and the year ended December 31, 2024. On August 2, 2024, the Company consummated its initial public offering, and the convertible notes, including accrued interest, converted into shares of the Company’s common stock. The redemption liability was closed to stockholders’ equity on such date.

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

OS Therapies Incorporated
Notes to the Financial Statements
For the Three Months Ended March 31, 2025 and 2024

(unaudited)

NOTE 4 — CONVERTIBLE DEBT (cont.)

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

The Company issued all of the make-whole shares due to the director and officers in October 2024 and, therefore, the current balance due for each of the periods ended March 31, 2025 and December 31,2024 was $0.

OS Therapies Incorporated
Notes to the Financial Statements
For the Three Months Ended March 31, 2025 and 2024

(unaudited)

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

The number of warrants earned in 2020 was 248,855 valued at $248,855. The number of warrants earned in 2021 was 213,782, valued at $427,564. The total warrants earned as of December 31, 2022 was 162,644, valued at $325,288. No warrants were earned from 2023 to December 31, 2024.

Warrants earned in 2022, 2021 and 2020 have been accounted for as a discount to the associated convertible debt with the discounts amortized over the term of the related debt. The Debt Discount Accretion expense in warrants in the three months ended March 31, 2025 was $0 and in the three months ended March 31, 2024 was $49,840. The total unamortized discount of those warrants was $0 and $0 as of March 31, 2025 and December 31, 2024, respectively.

Warrant holders from Noble Capital exercised their warrants in cashless exercise for an aggregate of 116,313 shares of common stock out of the aggregate 621,691 shares underlying warrants held by such holders in September 2024 and exercised their remaining warrants in a reduced cashless transaction for an aggregate of 294,977 shares of common stock in December 2024,.

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

On December 31, 2024, the Company entered into the Purchase Agreement and, in connection therewith, Brookline earned warrants exercisable into an aggregate of 39,918 shares at an initial exercise price of $4.40 per share, subject to adjustment as set forth therein. The warrants are exercisable by the holder for a period of five years from the date stockholder approval for the issuances contemplated by the Purchase Agreement is obtained.

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

OS Therapies Incorporated
Notes to the Financial Statements
For the Three Months Ended March 31, 2025 and 2024

(unaudited)

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

The Company has rented, on a month-to-month basis, a virtual office at JLabs in New York, New York (owned by Johnson & Johnson). The current rent for Johnson and Johnson is $787.50 per month, with rent expense for the three months ended March 31, 2025 and 2024 of $3,150 and $1,000, respectively.

License Obligation and Manufacturing Agreements Advaxis (now Ayala)

The Company entered into an exclusive license agreement with Advaxis, Inc in September 2018, as amended, pursuant to which it acquired the right to develop and commercialize Advaxis HER2 Construct, the Company’s product candidate and the use of Advaxis HER2 Construct patents.

Per the agreement, all milestone payments are non-creditable and non-refundable and will be due and payable upon the occurrence of the corresponding milestone event. For clarity, each milestone payment is payable only once. As of December 31, 2020, the Funding Milestone had been achieved and payment in full was made in January 2021. As of May 2021, the second milestone had been completed and paid. For the three months ended March 31, 2025 and for the year ended December 31, 2024, no payments were made. A $150,000 deposit was made to Ayala Pharmaceuticals, Inc. (formerly Advaxis, Inc) in anticipation of buying out the current licensing agreement in April 2025.

OS Therapies Incorporated
Notes to the Financial Statements
For the Three Months Ended March 31, 2025 and 2024

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

Additionally, on an aggregate basis across all licensed products during the royalty term, the Company will pay quarterly to Advaxis royalties on net sales of licensed products, royalty rates range from a percentage in the high single digits to low double digits. No royalties were payable in the three months ended March 31, 2025 and for the year ended December 31, 2024.

BlinkBio

In July 2020, the Company entered into a Licensing Agreement with BlinkBio, Inc., to utilize their proprietary technology. As of August 2020, the $300,000 License fee was fully paid and recorded in license expense. These payments have been recorded in the Licensing expenses of the accompanying statement of operations. No payments were due or made in 2024 or the three months ended March 31, 2025. The Company is studying the drug and is pursuing science that will lead to a toxicology study; however, the work is in its early stages. A payment schedule for future milestones is summarized below.

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

OS Therapies Incorporated
Notes to the Financial Statements
For the Three Months Ended March 31, 2025 and 2024

(unaudited)

NOTE 6 — COMMITMENTS AND CONTINGENCIES (cont.)

The Company will make the cash payments set forth in the table above by wire transfer of immediately available funds, to BlinkBio within 30 days of the occurrence of each milestone set forth with respect to the first Product to attain each such milestone, except that the first Milestone above will apply with respect to The Company’s first product candidate. During the Royalty Term, the Company will pay BlinkBio a royalty of 6% on Net Sales on a Product-by-Product and country-by-country basis during the Royalty Term, in a country in which no Valid Claim Covers the manufacture, use, or sale of a Product, the royalty on Net Sales of such Product in such country will be reduced to 3%. No royalties were due in the three months ended March 31, 2025 and for the year ended December 31, 2024.

For the avoidance of doubt, each milestone payment will be payable only once, and the aggregate amount of Milestone payments payable hereunder will not exceed $22,375,000. A Milestone may be achieved by the Company or a Commercial Sublicensee.

George Clinical Inc.

In June 2020, the Company entered into a Research Service Agreement, as amended, with George Clinical Inc., to use their clinical research services for the Company’s study: “An Open Label, Phase 2 Study of Maintenance Therapy with OST-HER2 after Resection of Recurrent Osteosarcoma”. Under the terms of the agreement, the Company is required to pay to George Clinical certain fees described in the fee schedule below. The total budget under the agreement is approximately $2,436,928. For the three months ended March 31, 2025 and 2024, the total research and development expenses recorded in the statement of operations was $0 and $86,687, respectively. The fee schedule for certain fees and corresponding payment amounts is set forth below.

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

George Clinical will track and invoice the Company for the number of task units completed and pass through costs will be invoiced each month in arrears based on actual costs without mark-up. The PTC Advance Fee will be used to offset final pass through fees payable. As of March 31, 2025, the balance due to George Clinical was $148,587.

Legal Proceedings

From time to time, the Company may be involved in disputes, including litigation, relating to claims arising out of operations in the normal course of business. Any of these claims could subject the Company to costly legal expenses and, while management generally believes that there will be adequate insurance to cover different liabilities at such time the Company becomes a public company and commences clinical trials, the Company’s future insurance carriers may deny coverage or policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on the results of operations and financial position. Additionally, any such claims, whether or not successful, could damage the Company’s reputation and business. The Company is currently not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, could have a material adverse effect on the Company’s results of operations or financial position. The Company is currently in arbitration for a claim brought by its former investment advisor. The claim is for underwriter compensation for the Company’s initial public offering in August 2025. The Company believes the claim is meritless as it awaits a formal meeting.

OS Therapies Incorporated
Notes to the Financial Statements
For the Three Months Ended March 31, 2025 and 2024

(unaudited)

NOTE 7 — EQUITY

Common Stock

In 2021, the Company split common stock into two classes with fifty million shares of Class A common stock, $0.001 par value per share (“Class A Common Stock”) designated and twenty million shares of Class B common stock, $0.001 par value per share (“Class B Common Stock”). On February 9, 2024, the Company changed the name of the Class A Common Stock and Class B Common Stock to combine into the name common stock, with 50,000,000 shares authorized. As of March 31, 2025 and December 31, 2024, the Company had 21,347,315 and 20,869,908 shares of common stock outstanding, respectively. Common stock has voting rights.

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

During the three months ended March 31, 2025, the Company issued (i) 157,407 shares of common stock in connection with its equity line of credit, (ii) 300,000 shares of common stock to a scientific and technical advisor in exchange for scientific and technical services, which will be amortized over a 12-month period with the remaining balance in prepaid expenses, and (iii) 20,000 shares of common stock to an advisor in exchange for services.

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

The dividend due for the three months ended March 31, 2025 and for the year ended December 31, 2024 was $0 and $31,250, respectively, for a total accrued dividend payable at March 31, 2025 of $375,000

The Preferred Stock has the following rights and privileges:

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

OS Therapies Incorporated
Notes to the Financial Statements
For the Three Months Ended March 31, 2025 and 2024

(unaudited)

NOTE 7 — EQUITY (cont.)

Stock Options

The following is the common stock options issued to employees and consultants for services during the three months ended March 31, 2025, of which there were none:

Common Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Intrinsic Value
Outstanding at January 1, 2025	2,866,750	$1.86	4.92	-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2025	2,866,750	$1.86	4.67	-
Exercisable at March 31, 2025	-	-	-	-

2024
Volatility (based on peer companies)	106%
Risk Free Interest Rate	4.09
Dividends	None
Estimated Life in years	2.95

 During the three months ended March 31, 2025 and 2024, the Company recognized share-based compensation expense of $941,283 and $0, respectively, related to common stock options. The Company expects to recognize additional compensation expense of $2,302,843 in 2025 related to these common stock options assuming all awards will vest.

NOTE 8 — REDEEMABLE PREFERRED STOCK, MEZZAININE EQUITY AND WARRANT LIABILITY

Securities Purchase Agreement

On December 24, 2024, the Company entered into the Purchase Agreement with various institutional and accredited investors. The Company completed the initial closing on December 31, 2024 and sold an aggregate of 1,512,500 immediately separable units (the “Units”), each Unit consisting of (i) one share of the Company’s Series A Preferred Stock, and (ii) a Warrant to purchase one share of common stock, at a price per Unit of $4.00. The Warrant has an exercise price of $4.40 per share, subject to adjustment therein, and a term of five years from the date stockholder approval of the common stock issuances contemplated by the Purchase Agreement is obtained. The gross proceeds from the initial closing to the Company, before deducting transaction fees and other estimated expenses, was $6,050,000. On January 14, 2025 the Company sold and issued an additional 263,250 Units. The gross proceeds from the second closing to the Company, before deducting transaction fees and other estimated expenses, was $1,053,000.

Based on the terms of the Series A Preferred Stock and the Company’s Certificate of Designation, and in accordance with ASC 480, the Series A Preferred Stock is accounted for as mezzanine equity due to the redemption feature upon a deemed liquidation event: (i) a merger or consolidation, or (ii) the sale, lease, transfer or other disposition of substantially all the assets of the Company. $1,971,975 of the initial cash proceeds of $6,050,000 were allocated to the Warrants and $4,078,025 of the residual proceeds were allocated to the Series A Preferred Stock. $330,781 of the additional cash proceeds of $1,053,000 were allocated to the Warrants and $722,219 of the residual proceeds were allocated to the Series A Preferred Stock from the January 14, 2025 settlement, with all the same terms as the first settlement above.

OS Therapies Incorporated
Notes to the Financial Statements
For the Three Months Ended March 31, 2025 and 2024

(unaudited)

NOTE 8 — REDEEMABLE PREFERRED STOCK, MEZZAININE EQUITY AND WARRANT LIABILITY (cont.)

Based on the terms of the Warrants and in accordance with ASC 815, the Warrants are accounted for as a liability due to the variable exercise price subject to adjustment. Currently, there is not an observable market for this type of derivative. Due to the lack of relevant and market reflective Level 1 and Level 2 inputs, the Company valued the Warrant liability using Level 3 inputs, which require significant judgment and estimates on behalf of management in developing model assumptions. The Company determined the value of the Warrant liability using a Binomial Simulation, which takes into consideration the fair market value of the Company’s stock, the variable nature of the exercise price, the estimated exercise period, the volatility of its common stock, and the risk-free interest rate.

The following assumptions were made as of December 31, 2024 in the model: (1) a variable exercise price with a floor of $4.40 per share, (2) current common stock price of $4.28 per share December 31, 2024, (3) discount rate of 4.38%, and (4) expected stock price volatility of 24.90%. As of December 31, 2024, the carrying value of the Warrant liability in aggregate was $1,971,975 on December 31, 2024. The following assumptions were made as of January 14, 2025 in the model: (1) a variable exercise price with a floor of $4.40 per share, (2) current common stock price of $4.16 per share on January 14, 2025, (3) discount rate of 4.59%, and (4) expected stock price volatility of 25.77%. As of January 14, the carrying value of the 263,250 issued warrants was $330,781.

The following assumptions were made as of March 31, 2025 in the model for the aggregate warrants: (1) a variable exercise price with a floor of $1.12 per share, (2) current common stock price of $1.54 per share on March 31, 2025, (3) discount rate of 3.96%, and (4) expected stock price volatility of 23.11%.

As of March 31, 2025, the carrying value of the Warrant liability in aggregate was $1,180,195. As of March 31, 2025, the Company recorded a gain on the change in fair value of the Warrant Liability in the amount of $1,122,561. As of December 31, 2024 the carrying value of the Warrant liability in aggregate was $1,971,975.

The Series A Preferred Stock and Warrants were issued in a basket transaction. When two or more instruments are issued in a basket transaction and some instruments will be remeasured at fair value, the proceeds are first allocated to the instruments recorded at their fair value. Next, the residual method is used to allocate the proceeds to the instrument(s) that are not remeasured at fair value. In this case, the Warrant is subsequently measured at fair value, and the Series A Preferred Stock instrument is measured at initial carrying value. The Company will first allocate the proceeds to the Warrant liability, with the residual allocated to the Series A Preferred Stock liability. Because the Series A Preferred Stock is classified as a mezzanine equity, The following tables reflects the allocation of the cash proceeds and changes in Warrant Liability in the consolidated statement of operations as of and for the period from December 31, 2024 to March 31, 2025.

As of March 31, 2025
Cash proceeds	$7,103,000
Fair value of Warrant liability	(2,302,756)
Residual value allocated to Series A Preferred Stock	(4,800,244)
Unallocated cash proceeds	$-

For the three months ended March 31, 2025
Warrant Liability as of December 31,2024	$1,971,975
Additional Warrant Liability on January 14,2025	330,781
Gain on the change in fair value of Warrant Liability	(1,122,561)
Warrant Liability as of March 31,2025	$1,180,195

OS Therapies Incorporated
Notes to the Financial Statements
For the Three Months Ended March 31, 2025 and 2024

(unaudited)

NOTE 9 — SEGMENT AND GEOGRAPHIC INFORMATION

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2025 and 2024:

	For the three months ended	For the three months ended
	March 31,	March 31,
	2025	2024
OPERATING EXPENSES
Research & Development	$1,309,155	$361,809
General & Administrative	3,690,331	268,423
Loss from Operations	(4,999,486)	(630,232)

OTHER INCOME/EXPENSE
Interest Income	66	-
Interest Expense	-	(828,760)
Change in Fair Value of Warrant Liability	1,122,561	-
TOTAL OTHER INCOME/EXPENSE	1,122,627	(828,760)

NET LOSS	$(3,876,859)	$(1,458,992)

NOTE 10 — SUBSEQUENT EVENTS

Advaxis/Ayala Royalty Agreement – On April 9, 2025, pursuant to the terms of an Asset Purchase Agreement, dated as of January 28, 2025 (the “HER2 Purchase Agreement”), between the Company and Ayala, the Company completed the previously announced acquisition of the Lm-based immune-oncology programs and related intellectual property assets (the “HER2 Assets”) from Ayala. The HER2 Assets include, among other things, two investigational new drug (IND) filings with the FDA: (i) ADXS-503 for non-small cell lung cancer; and (ii) ADXS-504 for prostate cancer.

Series A Conversions – From April 1, 2025 through the date of this filing, 982,500 shares of Series A Preferred Stock have been converted for 982,500 shares of common stock.

OS Therapies Incorporated
Notes to the Financial Statements
For the Three Months Ended March 31, 2025 and 2024

(unaudited)

NOTE 10 — SUBSEQUENT EVENTS (cont.)

In consideration for the purchase of the HER2 Assets, the Company agreed to assume certain specified liabilities and to pay an aggregate purchase price of $8,000,000, which was paid as follows: (i) $400,000 to Ayala ($150,000 of which was transferred upon signing of the HER2 Purchase Agreement and the remainder on the closing date); (ii) $100,000 to a third party on behalf of Ayala on the closing date; and (iii) $7,500,000 worth of shares of common stock, or 4,774,637 shares based on the volume-weighted average price of the Company’s common stock over the 30 trading days immediately preceding the closing date (the “Ayala Consideration Shares”).

Because the issuance of the Ayala Consideration Shares would require the Company to issue more than 19.99% of its outstanding common stock immediately prior to such issuance (the “NYSE Ownership Limitation”), the Company issued to Ayala (i) 2,164,215 shares of common stock (the “Ayala Initial Shares”), and (ii) a warrant to purchase 2,166,381 shares of common stock (the “Ayala Warrant” and the shares of common stock issuable thereunder, the “Ayala Warrant Shares”). Once the Company obtains stockholder approval in accordance with NYSE American LLC Company Guide Section 713 (the “Ayala Stockholder Approval”), it will subsequently issue to Ayala the remaining 444,041 shares of common stock (the “Ayala Additional Consideration Shares”), except that, if at that time, the number of shares of common stock beneficially owned by Ayala would exceed 9.99% of the number of shares of the Company’s common stock then outstanding, Ayala has the right to require the Company to issue, in lieu of such shares, a warrant to purchase 444,041 on substantially the same terms of the Ayala Warrant.

In connection with the issuance of the Ayala Consideration Shares (including the Ayala Warrant Shares and the Ayala Additional Consideration Shares), the Company entered into a registration rights agreement with Ayala, requiring the Company to file one or more registration statements, as necessary, to register under the Securities Act the resale of such shares no later than 75 days after the closing of the transaction. The shares offered for resale under this registration statement include Ayala Consideration Shares.

Ayala entered into a lock-up agreement, pursuant to which, and subject to the terms and conditions set forth therein, Ayala has agreed not to trade or transfer, subject to certain customary exceptions, any of the Ayala Consideration Shares (including the Ayala Warrant Shares) for a period of 180 days following the closing of the transaction.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Examples of risks and uncertainties that could cause actual results to differ materially from historical performance and any forward-looking statements include, but are not limited to, the risks described under the section below titled “Risk Factors” and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025, as well as any subsequent filings with the SEC.

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

Overview

We are a clinical stage biopharmaceutical company focused on the identification, development and commercialization of treatments for Osteosarcoma (OS) and other solid tumors. Our mission is to address the significant need for new treatments in cancers of the bone in children and young adults. Osteosarcoma is an extremely challenging and often aggressive cancer that has particular treatment challenges due to its location, changing genotypes and high metastases rates. We are currently seeking to answer the call for new treatments that will prevent metastasis and the recurrence of metastases with our lead core product candidate OST-HER2 (also known as OST31-164), a cancer immunotherapy product candidate that produces a cellular immune response against the cancer antigen HER2. In 2021, we opened a clinical study to produce data for the U.S. Food and Drug Administration (FDA) to evaluate the safety and efficacy of OST-HER2 in patients after resection of recurrent Osteosarcoma, which achieved full enrollment of 41 patients in October 2023. In the first quarter of 2025, we announced that our Phase IIb clinical trial achieved its primary endpoint with statistical significance. We believe the efficacy results, combined with the favorable safety profile and the unmet clinical need, support the potential for regulatory approval. We plan to request a Type B or Type C FDA meeting in the second quarter of 2025 to discuss the data and the path to a Biologics License Application (BLA). Subject to positive FDA feedback, we plan to submit a BLA with the FDA for approval to market the drug candidate shortly thereafter. Upon success in gaining regulatory approval from the FDA with OST-HER2 in Osteosarcoma, we intend to evaluate OST-HER2’s potential use, both alone and in combination with HER2 targeting antibodies such as Herceptin®, in other solid tumors including breast, esophageal and lung cancers. OST-HER2 has potential uses in both the prevention of metastases in solid tumors, and therapeutically against HER2-expressing solid tumors treated with HER targeting antibodies.

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

Recent Developments

PIPE Financing

On December 24, 2024, we entered into a Securities Purchase Agreement (the “PIPE Purchase Agreement”) with certain institutional and accredited investors (collectively, the “Purchasers”), substantially all of whom are existing stockholders of our company, pursuant to which we agreed to issue and sell to the Purchasers immediately separable units (the “Units”), with each Unit being comprised of (i) one share of Series A Senior Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), and (ii) a warrant to purchase one share of common stock (each, a “Series A Warrant” and such shares, the “Warrant Shares”), at a price per Unit of $4.00, for aggregate gross proceeds of not less than $6 million and not more than $10 million (the “PIPE Financing”). At two closings occurring on December 31, 2024 and January 14, 2025, we issued to the PIPE investors an aggregate of (i) 1,775,750 shares of Series A Preferred Stock and (ii) Series A Warrants initially exercisable into 1,775,750 shares of common stock. The gross proceeds from the Private Placement, before deducting transaction fees and other estimated Private Placement expenses, were approximately $7,103,000.

The PIPE Purchase Agreement required us to seek stockholder approval for any transactions contemplated by the PIPE Purchase Agreement and the related documents for which the rules of the NYSE American require stockholder approval (“Stockholder Approval”) and to hold a special meeting of stockholders for the purpose of obtaining Stockholder Approval not later than April 9, 2025.

On April 9, 2025, we convened a Special Meeting of Stockholders (the “Special Meeting”) for the Stockholder Approval, in accordance with NYSE American LLC Company Guide Section 713(a), of the issuance of shares of our common stock upon (i) the conversion of 1,775,750 shares of Series A Preferred Stock, (ii) the exercise of the Series A Warrants, and (iii) the exercise of the Agent Warrants in connection with our PIPE Financing, in each case without regard to any limits on conversion or exercise therein and in amounts collectively equal to or exceeding 20% of our common stock outstanding as of December 24, 2024 (including upon the operation of applicable price reset and anti-dilution provisions and/or the reduction of conversion prices and exercise prices) (the “Issuance Proposal”). The Issuance Proposal was approved by the affirmative vote of a majority of the votes cast by our stockholders at the Special Meeting.

The PIPE Purchase Agreement restricts us from issuing additional shares of common stock, or securities convertible into or exercisable or exchangeable for shares of common stock during the period beginning from the closing until the later of (x) six months from the closing and (y) April 9, 2025, and restricts us from entering into variable rate transactions at any time the Purchasers hold Series A Warrants, subject to certain exceptions.

In connection with the PIPE Financing, we entered into a Registration Rights Agreement, dated December 31, 2024, with the Purchasers, pursuant to which we agreed to use reasonable best efforts to, by no later than January 31, 2025, submit to the SEC a registration statement covering the resale of a number of shares of common stock underlying the Series A Preferred Stock and the Series A Warrants issued pursuant to the PIPE Purchase Agreement equal to 300% of the shares of common stock initially issuable thereunder, and to use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC within 45 days thereafter.

Brookline Capital Markets, a division of Arcadia Securities, LLC (“Brookline”), acted as exclusive placement agent for the issuance and sale of the securities in the PIPE Financing. Pursuant to the terms of a letter agreement, dated December 27, 2024, between the Company and Brookline (the “Placement Agency Agreement”), the Company agreed to pay Brookline an aggregate cash fee (the “Cash Fee”) equal to (i) 7% of the gross proceeds received by the Company from the sale of the securities in the PIPE Financing to Purchasers other than certain Purchasers identified on a schedule thereto (“Reduced Fee Purchasers”) plus (ii) 3% of the gross proceeds received by the Company from the sale of the securities in the PIPE Financing to Reduced Fee Purchasers, plus expenses; provided that Ceros Financial Services, Inc., Brookline’s selected dealer for the PIPE Financing (“Ceros”) is entitled to up to 33.3% of the Cash Fee.

In addition, the Company agreed to pay Brookline or its designee a fee in the form of warrants to purchase shares of common stock (the “Agent Warrants”). The Agent Warrants are initially exercisable into a number of shares of common stock equal to (i) 7% of the number of shares of common stock initially issuable pursuant to the shares of Series A Preferred Stock issued to Purchasers other than Reduced Fee Purchasers in the PIPE Financing plus (ii) 3% of the number of shares of common stock initially issuable pursuant to the shares of Series A Preferred Stock issued Reduced Fee Purchasers in the PIPE Financing; provided that, Ceros is entitled to up to 33.3% of the Agent Warrants. The terms of the Agent Warrants are substantially similar to the terms of the Series A Warrants. At two closings occurring on December 31, 2024 and January 14, 2025, (i) Brookline received an aggregate cash fee of $159,685 and the right to receive Agent Warrants initially exercisable for an aggregate of 39,918 shares of common stock, and (ii) Ceros received an aggregate cash fee of $79,723 and the right to receive Agent Warrants initially exercisable for an aggregate of 19,930 shares of common stock. Shortly following the second closing, we issued Brookline’s Agent Warrants and Ceros’ Agent Warrants to their respective designees in accordance with their instructions. Each of the holders of the Agent Warrants is affiliated with a broker-dealer regulated by the Financial Industry Regulatory Authority, Inc. These selling stockholders acquired their respective securities in the ordinary course of such selling stockholder’s business and, at the time of the acquisition of the shares to be resold pursuant to this prospectus, the selling stockholders had no agreements or understandings, directly or indirectly, with any person to distribute them.

Our Acquisition of HER2 and Lm-Related Assets

On April 9, 2025, pursuant to the terms of an Asset Purchase Agreement, dated as of January 28, 2025 (the “HER2 Purchase Agreement”), between us and Ayala Pharmaceuticals, Inc., a Delaware corporation formerly known as Advaxis, Inc. (“Ayala”), we completed the previously announced acquisition of the Lm-based immune-oncology programs and related intellectual property assets (the “HER2 Assets”) from Ayala. The HER2 Assets include two investigational new drug (IND) filings with the FDA: (i) ADXS-503 for non-small cell lung cancer; and (ii) ADXS-504 for prostate cancer.

In consideration for the purchase of the HER2 Assets, we agreed to assume certain specified liabilities and to pay an aggregate purchase price of $8,000,000, which was paid as follows: (i) $400,000 to Ayala ($150,000 of which was transferred upon signing of the HER2 Purchase Agreement and the remainder on the closing date); (ii) $100,000 to a third party on behalf of Ayala on the closing date; and (iii) $7,500,000 worth of shares of the our common stock, or 4,774,637 shares based on the volume-weighted average price of the Company’s common stock over the 30 trading days immediately preceding the closing date (the “Ayala Consideration Shares”).

Because the issuance of the Ayala Consideration Shares would require us to issue more than 19.99% of our outstanding common stock immediately prior to such issuance (the “NYSE Ownership Limitation”), we issued to Ayala (i) 2,164,215 shares of common stock (the “Ayala Initial Shares”), and (ii) a warrant to purchase 2,166,381 shares of common stock (the “Ayala Warrant” and the shares of common stock issuable thereunder, the “Ayala Warrant Shares”). Once we obtain stockholder approval in accordance with NYSE American LLC Company Guide Section 713, we will subsequently issue to Ayala the remaining 444,041 shares of common stock (the “Ayala Additional Consideration Shares”), except that, if at that time, the number of shares of common stock beneficially owned by Ayala would exceed 9.99% of the number of shares of our common stock then outstanding, Ayala has the right to require us to issue, in lieu of such shares, a warrant to purchase 444,041 on substantially the same terms of the Ayala Warrant.

In connection with the issuance of the Ayala Consideration Shares (including the Ayala Warrant Shares and the Ayala Additional Consideration Shares), we entered into a registration rights agreement with Ayala, requiring us to file one or more registration statements, as necessary, to register under the Securities Act the resale of such shares no later than 75 days after the closing of the transaction.

Ayala entered into a lock-up agreement, pursuant to which, and subject to the terms and conditions set forth therein, Ayala has agreed not to trade or transfer, subject to certain customary exceptions, any of the Ayala Consideration Shares (including the Ayala Warrant Shares) for a period of 180 days following the closing of the transaction.

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

The Series A Warrants issued in connection with the Purchase Agreement are recognized as a derivative liability in accordance with ASC 815. We recognize the warrant instruments as a liability at fair value and adjust the instruments to fair value at each reporting period. The liability is subject to re-measurement at each balance sheet date until exercised or reclassified, and any change in fair value is recognized in our consolidated statements of operations. The fair value of the Series A Warrants was measured using a Binomial simulation model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available, and, accordingly, the actual results could differ significantly. The revaluation would result in material changes in fair value on a period by period basis. We have determined that the fair value of the warrant liability was a critical accounting estimate.

Components of Our Results of Operations

Revenue. We did not recognize revenues for the three months ended March 31, 2025 and 2024.

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

Cumulative Series A Preferred Stock Dividend. The Series A preferred stock dividend requirement represents the coupon dividends on our preferred stock that has since been converted and is identified as a separate component of our statement of operations to compute net income (loss) available to common stockholders. The coupon dividends are computed at 5% of the principal per annum and are recorded monthly. The cumulative accrued dividend as of March 31, 2025 and December 31, 2024 were $375,000 and $375,000, respectively. The Series A preferred stock was converted into common stock on a 1:1 basis in February 2024, and the last coupon dividend was issued in the quarter ended March 31, 2024.

Income Taxes. Since our inception, we have not recorded income tax benefits for the net operating losses incurred or the research and development tax credits generated in each year, due to the uncertainty of realizing a benefit from those items.

For years ended December 31, 2024 and December 31, 2023, we had federal net operating loss (“NOLs”) of $22,236,580 and $16,269,893, respectively. The 2019 NOL carryforward of $292,144 will expire in tax years up through 2037. The NOLs generated in tax years 2020 and beyond will carry forward indefinitely, but the deductibility of such federal NOLs is limited. We have provided a valuation allowance to offset the deferred tax assets due to the uncertainty of realizing the benefits of the net deferred tax asset.

Our issuances of common stock have resulted in ownership changes as defined by Section 382 of the  Internal Revenue Code of 1986, as amended (the “Code”) ; however, we have not conducted a Section 382 study to date. It is likely that a future analysis may result in the conclusion that a substantial portion, or perhaps substantially all, of our NOL carryforwards and R&D tax credit carryforwards will expire due to the limitations of Sections 382 and 383 of the Code. As a result, the utilization of the carryforwards may be limited, and a portion of the carryforwards may expire unused. We are subject to U.S. federal tax examinations by tax authorities for the year 2021 due to the fact that NOL carryforwards exist going back to 2019 that may be utilized on a current or future year tax return.

Deferred Offering Costs. Deferred offering costs consisted of legal, accounting, printing and filing fees that we capitalized, which will be offset against the gross proceeds from our initial public offering.

Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	For the three months ended	For the three months ended
	March 31,	March 31,
	2025	2024
OPERATING EXPENSES
Research & Development	$1,309,155	$361,809
General & Administrative	3,690,331	268,423
Loss from Operations	(4,999,486)	(630,232)

OTHER INCOME/EXPENSE
Interest Income	66	-
Interest Expense	-	(828,760)
Change in Fair Value of Warrant Liability	1,122,561	-
TOTAL OTHER INCOME/EXPENSE	1,122,627	(828,760)

NET LOSS	$(3,876,859)	$(1,458,992)

Research and Development Expenses. Research and development expenses were approximately $1.3 million for the three months ended March 31, 2025 compared to approximately $0.4 million for the three months ended March 31, 2024. This increase was primarily due to an increase in vendor expenses associated with our Phase IIb clinical trial and a decrease in vendor expenses associated with out OST-tADC platform technology. The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024:

	As of March 31,
(In thousands)	2025	2024
Direct research and development expenses by program:
OST-HER2	$917	$240
OST-tADC	4	13

Unallocated research and development expenses:
Personnel-related	388	109
Total research and development expenses	$1,309	$362

For the three months ended March 31, 2025 and 2024, the direct research and development expenses related to OST-HER2 were primarily lab fees, vendor expenses and staff payroll fees. In 2025, such expenses were primarily lab fees and related clinical support of approximately $0.5 million attributed to our Phase IIb clinical trial preparation, advisor fees of $0.3 million, and legal costs of $0.1 million as we completed IND-enabling studies. OST-tADC related direct research and development expenses were approximately $0.04 million and $0.13 million for the three months ended March 31, 2025 and 2024, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2025 were approximately $3.7 million compared to $0.3 million for the three months ended March 31, 2024. These expenses were primarily attributed to marketing costs and advisory fees associated with the PIPE Financing and equity line of credit.

Interest Expense. Interest expense for the three months ended March 31, 2025 was approximately $0 million compared to $0.8 million for the three months ended March 31, 2024.

The Series A preferred stock coupon dividend requirement of $31,250 for the three months ended March 31, 2024 represents an expense that terminated during the period ended March 31, 2024 upon the conversion of our old Series A preferred shares into shares of our common stock. We issued Series A convertible preferred stock and detachable warrants on December 31, 2024 and January 14, 2025. The adjustment of the fair value of the warrant liability was $1.1 million and $0 million for the three months ended March 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

Operating Losses

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates. For the three months ended March 31, 2025 and 2024, we reported a net loss of approximately $2.7 million and $1.5 million, respectively, and had an accumulated deficit of approximately $41 million and $38 million, respectively. We expect to incur significant expenses at an increasing rate and increasing operating losses for the foreseeable future.

As of March 31, 2025 and December 31, 2024, we had cash of approximately $3.0 million and $5.5 million, respectively. We have funded our operations to date primarily from the sale of our convertible notes and Series A securities in our private placements, as well as the sale of our common stock in our initial public offering, which have provided total gross proceeds of $34.6 million as of March 31, 2025. We believe that the net proceeds from our private placements and initial public offering, together with our existing cash, will enable us to fund our operating expenses and capital expenditure requirements for the next nine to 12 months.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	March 31,
(In thousands)	2025	2024
Cash used in operating activities	$(3,442)	$(642)
Cash provided by investing activities	(173)	-
Cash provided by financing activities	1,053	703
Net increase (decrease) in cash	$(2,562)	$61

Operating Activities

During the three months ended March 31, 2025 and 2024, operating activities used approximately $3.4 million and $.6 million of cash, respectively, resulting from our net loss of approximately $3.9 million and $1.5 million, respectively, offset by net non-cash charges of approximately $0.7 million and $0.6 million, respectively, partially offset by net cash (used in) provided by changes in our operating assets and liabilities of approximately $(0.3) million and $0.2 million, respectively.

Net cash provided by changes in our operating assets and liabilities for the three ended March 31, 2025 and 2024 consisted primarily of an increase (decrease) in accounts payable of approximately $(0.05) million and $0.04 million, respectively, an increase (decrease) in accrued interest of approximately $0 million and $0.25 million, respectively, and a change in accrued payroll of approximately $(0.1) million and $(0.05) million, respectively. The change in accrued expenses of approximately $(0.15) million and $(0.0) million was a significant portion of the use.

Non-cash charges for the three months ended March 31, 2025 and 2024 were primarily the result of the changes in the fair value of our warrant liability combined with our common stock shares issued for service and our stock-based compensation of approximately $0.7 million and $0.6 million, respectively. Changes in accounts payable, accrued expenses and other current liabilities and prepaid expenses and other current assets in all periods were generally due to growth in our business, the advancement of our research programs and the timing of vendor invoicing and payments.

Investing Activities

During the three months ended March 31, 2025 and 2024, net cash used by investing activities was approximately $0.2 million and $0 million, respectively.

Financing Activities

For the three months ended March 31, 2025 and 2024, net cash provided by financing activities was approximately $1.1 million and $0.7 million, respectively.

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

PIPE Financing

On December 24, 2024, we entered into the PIPE Purchase Agreement with the selling stockholders, substantially all of whom were existing stockholders of the Company, pursuant to which we agreed to issue and sell to the selling stockholders the Units for aggregate gross proceeds of not less than $6 million and not more than $10 million. At two closings occurring on December 31, 2024 and January 14, 2025, we issued to the selling stockholders an aggregate of (i) 1,775,750 shares of Series A Preferred Stock and (ii) Series A Warrants initially exercisable into 1,775,750 shares of common stock. The gross proceeds from the closing of the PIPE Financing, before deducting transaction fees and other estimated PIPE Financing expenses, were approximately $7,103,000. The Purchase Agreement requires us to seek stockholder approval for any transactions contemplated by the Purchase Agreement and the related documents for which the rules of the NYSE American require stockholder approval (“Stockholder Approval”) and to hold a special meeting of stockholders for the purpose of obtaining Stockholder Approval not later than April 10, 2025. In the event Stockholder Approval is not obtained at the first meeting, we are required to call a meeting every four months seeking Stockholder Approval until Stockholder Approval is obtained.

On April 9, 2025, we convened the Special Meeting for the Stockholder Approval, in accordance with NYSE American LLC Company Guide Section 713(a), of the issuance of shares of our common stock upon (i) the conversion of 1,775,750 shares of Series A Preferred Stock, (ii) the exercise of the Series A Warrants, and (iii) the exercise of the Agent Warrants in connection with our PIPE Financing, in each case without regard to any limits on conversion or exercise therein and in amounts collectively equal to or exceeding 20% of our common stock outstanding as of December 24, 2024 (including upon the operation of applicable price reset and anti-dilution provisions and/or the reduction of conversion prices and exercise prices). The Issuance Proposal was approved by the affirmative vote of a majority of the votes cast by our stockholders at the Special Meeting.

Brookline acted as exclusive placement agent for the issuance and sale of the securities in the PIPE Financing. Pursuant to the terms of the Placement Agency Agreement, we agreed to pay Brookline an aggregate cash fee (the “Cash Fee”) equal to (i) 7% of the gross proceeds received by the Company from the sale of the securities in the PIPE Financing to selling stockholders other than certain selling stockholders identified on a schedule thereto (“Reduced Fee Purchasers”) plus (ii) 3% of the gross proceeds received by the Company from the sale of the securities in the PIPE Financing to Reduced Fee Purchasers, plus expenses; provided that Ceros is entitled to 33.3% of the Cash Fee.

In addition, we agreed to pay Brookline or its designees a fee in the form of the Agent Warrants. The Agent Warrants are initially exercisable into a number of shares of common stock equal to (i) 7% of the number of shares of common stock initially issuable pursuant to the shares of Series A Preferred Stock issued to Purchasers other than Reduced Fee Purchasers in the PIPE Financing plus (ii) 3% of the number of shares of common stock initially issuable pursuant to the shares of Series A Preferred Stock issued Reduced Fee Purchasers in the PIPE Financing; provided that, Ceros is entitled to up to 33.3% of the Agent Warrants. The terms of the Agent Warrants are substantially similar to the terms of the Series A Warrants. At two closings occurring on December 31, 2024 and January 14, 2025, (i) Brookline received an aggregate cash fee of $159,685 and 39,918 Agent Warrants, and (ii) Ceros received an aggregate cash fee of $79,723 and 19,930 Agent Warrants.

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

License Obligations and Research Services

Advaxis.    In November 2020, we entered into an amended and restated development, license and supply agreement with Advaxis, Inc. (now Ayala Pharmaceuticals, Inc.) (“Advaxis”), a clinical-stage biotechnology company focused on the development and commercialization of proprietary Lm (Listeria monocytogenes)-LLO (Listeriolysin O) cancer immunotherapies. Pursuant to this agreement, Advaxis granted a license to us that allows us to utilize Advaxis’ ADXS-HER2 construct patents to develop and commercialize ADXS-HER2, our lead product candidate (OST-HER2). The agreement was subsequently amended in April 2021 to modify the payment amounts for Milestones 2 and 3 listed in the table below. Under the terms of the amended agreement, we are required to pay to Advaxis (i) a one-time, non-refundable payment of $1,550,000 (the “License Commencement Payment”) and (ii) certain amounts based on the achievement of the milestones described in the payment schedule below. As of March 31, 2025, we paid to Advaxis a total of $2,925,000, consisting of (i) the License Commencement Payment for Milestone 1 and (ii) $1,375,000 for Milestone 2.

Payments towards the License Commencement Payment have been recorded as licensing expenses in our Statements of Operations and Comprehensive Loss for the year ended December 31, 2022. We expect to achieve Milestone 3 in 2025. The payment schedule for milestones and corresponding payment amounts is set forth below.

Milestone Bearing Event		Milestone Payment
1.	OST has secured funding of at least $2,337,500, in the aggregate (paid)	License commencement payment: $1,550,000
2.	The earlier to occur of: (A) OST having secured at least $8,000,000, in the aggregate, or (B) completion of the first Clinical Trial (paid)	$1,375,000
3.	The earlier to occur of: (A) receipt of Regulatory Approval from the FDA for the First Indication of the first Licensed Product or (B) initiation of the first Registrational Trial of the first Licensed Product in the Field	$5,000,000
4.	Cumulative Net Sales of all Licensed Products in excess of $20,000,000	$1,500,000
5.	Cumulative Net Sales of all Licensed Products in excess of $50,000,000 Cumulative Net Sales of all Licensed Products	$5,000,000
6.	Cumulative Net Sales of all Licensed Products in excess of $100,000,000	$10,000,000

On April 9, 2025, we acquired from Ayala the HER2 Assets. Pursuant to the terms of the HER2 Purchase Agreement, the amended and restated development, license and supply agreement with Advaxis terminated, and we agreed to a change in milestone payments and royalty consideration owed as it relates to the OST-HER2 program as follows:

1.	Elimination of $3,500,000 payment owed to Ayala upon the first filing of a BLA approval for OST-HER2 with the FDA.

2.	Elimination of a total of $16,500,000 in OST-HER2 related sales milestone payments owed to Ayala made up of the following payments:

●	$1,500,000 owed upon reaching cumulative sales of $20,000,000;

●	$5,000,000 owed upon reaching cumulative sales of $50,000,000; and

●	$10,000,000 owed upon reaching cumulative sales of $100,000,000.

3.	The reduction in total royalty consideration owed on OST-HER2 related sales from 10% of net sales owed to Ayala to 1.5% of net sales owed under the Penn License. The royalty consideration of 1.5% of net sales owed to University of Pennsylvania going forward will apply to sales related to:

●	OST-HER2 related sales;

●	ADXS-503 related sales;

●	ADXS-504 related sales; and

●	Sales related to any new immunotherapy drug candidates created from the Lm platform during the term of our license with the University of Pennsylvania.

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

As of March 31, 2025, we had paid the Up-Front Fee. The payment schedule for milestones and corresponding payment amounts is set forth below.

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

George Clinical. In June 2020, we entered into a services agreement, as amended, with George Clinical, Inc., a clinical contract research organization. Pursuant to this agreement, we engaged George Clinical to use its clinical research services for our study entitled “An Open Label, Phase 2 Study of Maintenance Therapy with OST-HER2 after Resection of Recurrent Osteosarcoma.” Under the terms of the agreement, we are required to pay to George Clinical certain fees described in the fee schedule below. The total new budget under the agreement is approximately $2,436,928. For the three months ended March 31, 2025 and 2024, we paid $0 and $86,687, respectively, to George Clinical. These payments have been recorded as research and development expenses in our Statement of Operations and Comprehensive Loss. The fee schedule for certain fees and corresponding payment amounts is set forth below.

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

George Clinical tracks and invoices us for the number of task units completed and pass-through costs are invoiced each month in arrears based on actual costs without mark-up. The PTC Fee Advance will be used to offset the first few months of invoices payable. As of March 31, 2025, the balance due to George Clinical was $148,587.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2025, that the disclosure controls and procedures are not effective due to lack of segregation of duties as a result of limited personnel and insufficient written policies and procedures for accounting, information technology and financial reporting.

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any pending or threatened legal proceedings.

See also Note 6 to our financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

You should carefully consider the factors discussed under the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC on March 31, 2025, as such factors could materially affect our business, financial condition, and future results. The risks described in such annual report are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may have a material adverse impact on our business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities by the Issuer

During the three months ended March 31, 2025, we issued 300,000 shares of common stock to a scientific and technical advisor in exchange for scientific and technical services, which will be amortized over a 12-month period with the remaining balance in prepaid expenses, and 20,000 shares of common stock to an advisor in exchange for services. The shares of common stock were issued in reliance upon an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act.

Use of Proceeds

On July 31, 2024, our registration statement on Form S-1 (File No. 333-276350) was declared effective by the SEC for our initial public offering, which was underwritten by Brookline Capital Markets. At the closing of our initial public offering on August 2, 2024, we sold 1,600,000 shares of common stock at an initial public offering price of $4.00 per share and received gross proceeds of $6.4 million, which resulted in net proceeds to us of approximately $6.0 million, after deducting underwriting discounts and commissions of approximately $0.4 million. As of May 13, 2025, we have used all of the proceeds from our initial public offering for general corporate purposes, including to advance the development of OST-HER2 and OST-tADC. There has been no material change in the planned use of proceeds from that described in the final prospectus for our initial public offering filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

Item 6. Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on January 29, 2025).

10.1	Amendment No. 1 to Securities Purchase Agreement and Amendment to Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 14, 2025).

10.2+	Asset Purchase Agreement, dated as of January 28, 2025, between OS Therapies Incorporated and Ayala Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 29, 2025).

10.3	Form of Registration Rights Agreement between OS Therapies Incorporated and Ayala Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 29, 2025).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Balance Sheets as of March 31, 2025 and December 31, 2024 (unaudited); (ii) Statements of Operations for the three months ended March 31, 2025 and 2024 (unaudited); (iii) Statements of Stockholders’ Deficit for the three months ended March 31, 2025 and 2024 (unaudited); (iv) Statements of Cash Flows for the three months ended March 31, 2025 and 2024 (unaudited); and (v) Notes to the Financial Statements (unaudited).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included as Exhibit 101).

*	Furnished herewith.
+	Certain exhibits and/or schedules to this exhibit have been omitted pursuant to Item 601(a)(5) or Item 601(b)(10)(iv), as applicable, of Regulation S-K. The Company agrees to furnish supplemental copies of all omitted exhibits to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OS THERAPIES INCORPORATED

Date: May 15, 2025	By:	/s/ Paul Romness
Paul Romness
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Christopher Acevedo
Christopher Acevedo
Chief Financial Officer
(Principal Financial and Accounting Officer)