Form 10-Q
period 2025-06-30
OS Therapies Inc
filed 2025-08-18
CIK 1795091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

or

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

The number of shares of the registrant’s common stock outstanding as of the close of business on August 13, 2025 was 31,891,933.

TABLE OF CONTENTS

OS THERAPIES INCORPORATED

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OS Therapies Incorporated
Balance Sheets

(unaudited)

	June 30, 2025	December 31, 2024
Current Assets
Cash	$2,802,013	$5,533,527
Prepaid Expenses	751,963	-
Total Current Assets	3,553,976	5,533,527
Long-Term Assets
Fixed Assets (Net)	3,880	5,270
Patents (Net)	6,752,619	-
TOTAL ASSETS	$10,310,475	$5,538,797

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$2,702,724	$1,662,068
Accrued Expenses	380,310	521,010
Accrued Payroll and Payroll Taxes – Related Party	-	97,257
Preferred Dividends Payable	375,000	375,000
Warrant Liability	-	1,971,975
Total Current Liabilities	3,458,034	4,627,310
Long-Term Liabilities
TEDCO Grant	100,000	100,000
Total Long-Term Liabilities	100,000	100,000
Total Liabilities	3,558,034	4,727,310

Commitments and contingencies (See Note 6)
MEZZANINE EQUITY:
Series A Convertible Preferred Stock, par value $0.001, 2,500,000 shares authorized; 662,250 and 1,512,500 issued and outstanding, respectively	1,808,794	4,078,025
Total Mezzanine Equity	1,808,794	4,078,025

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock A, par value $0.001, 50,000,000 shares authorized; 29,664,916 and 20,869,908 issued and outstanding, respectively	29,665	20,870
Preferred Stock, par value $0.001, 5,000,000 shares authorized; 0 and 0 issued and outstanding, respectively	-	-
Additional paid-in capital	51,759,838	35,144,967
Accumulated deficit	(46,845,856)	(38,432,375)
Total Stockholders’ Equity (Deficit)	4,943,647	(3,266,538)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)	$10,310,475	$5,538,797

The accompanying notes are an integral part of these unaudited financial statements.

OS Therapies Incorporated
Statements of Operations
(unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
OPERATING EXPENSES
Research & Development	$2,499,498	$396,567	$3,808,653	$758,376
General & Administrative	2,339,230	383,233	6,029,561	651,656
Loss from Operations	(4,838,728)	(779,800)	(9,838,214)	(1,410,032)

OTHER INCOME/EXPENSE
Interest Income	64	1	130	1
Interest Expense	-	(777,681)	-	(1,606,441)
Change in Fair Value of Warrant Liability	302,042	-	1,424,603	-
TOTAL OTHER INCOME/EXPENSE	302,106	(777,680)	1,424,733	(1,606,440)

NET LOSS	(4,536,622)	(1,557,480)	(8,413,481)	(3,016,472)

Cumulative Series A Preferred Stock Dividend Requirement	-	-	-	(31,250)
NET LOSS available to common shareholders	$(4,536,622)	$(1,557,480)	$(8,413,481)	$(3,047,722)

Weighted Average # of Shares	25,114,460	5,991,041	25,062,494	5,847,955
Basic & Diluted Loss per Common Share Outstanding	$(0.19)	$(0.26)	$(0.35)	$(0.52)

The accompanying notes are an integral part of these unaudited financial statements.

OS Therapies Incorporated

Statements of Stockholders’ Equity (Deficit)

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

	Common Stock CS – Shares CS – Par		Preferred Stock Shares Par Amount		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balances, December 31, 2023	5,340,000	$5,340	1,302,082	1,302	$5,495,330	$(29,518,187)	$(24,016,215)
Conversion of Preferred Stock to Common Stock	651,041	651	(1,302,082)	(1,302)	651	-	-
Preferred Dividends	-	-	-	-	-	(31,250)	(31,250)
Net Loss	-	-	-	-	-	(1,458,992)	(1,458,992)
Balances, March 31, 2024	5,991,041	$5,991	-	$-	$5,495,981	$(31,008,429)	$(25,506,457)
Net Loss	-	-	-	-	-	(1,557,480)	(1,557,480)
Balances, June 30, 2024	5,991,041	$5,991	-	$-	$5,495,981	$(32,565,909)	$(27,063,937)

Balances, December 31, 2024	20,869,908	$20,870	-	$-	$35,144,967	$(38,432,375)	$(3,266,538)
Commitment shares issued for Equity Line of Credit	157,407	157	-	-	568,078	-	568,235
Shares issued for Services	320,000	321	-	-	1,446,980	-	1,447,301
Stock-based compensation	-	-	-	-	941,283	-	941,283
Net Loss	-	-	-	-	-	(3,876,859)	(3,876,859)
Balances, March 31, 2025	21,347,315	$21,348	-	$-	$38,101,308	$(42,309,234)	$(4,186,578)
Conversion of Preferred Shares Mezzanine Equity to Common Stock	3,962,129	3,962	-	-	2,988,070	-	2,992,032
Issuance Common Stock for Patent Purchase	2,164,215	2,164	-	-	2,897,884	-	2,900,048
Conversion of Warrants to Common Stock	2,181,257	2,181	-	-	2,481,284	-	2,483,465
Common Stock Shares issued for Services	10,000	10	-	-	9,990	-	10,000
APIC Warrants Liability Reclass Preferred Stock	-	-	-	-	878,153	-	878,153
Pending Issuance of Common Stock to Ayala #444,041	-	-	-	-	595,016	-	595,016
APIC Warrants Patent License	-	-	-	-	2,902,951	-	2,902,951
Stock-based compensation	-	-	-	-	905,182	-	905,182
Net Loss	-	-	-	-	-	(4,536,622)	(4,536,622)
Balances, June 30, 2025	29,664,916	$29,665	-	$-	$51,759,838	$(46,845,856)	$4,943,647

The accompanying notes are an integral part of these unaudited financial statements.

OS Therapies Incorporated
Statements of Cash Flows

For the Six Months Ended June 30, 2025 and 2024

(unaudited)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,413,481)	$(3,016,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization expense	113,209	1,390
Amortization of Warrants	-	1,087,390
Change in value of Warrant Liabilities	(1,424,603)	-
Commitment Shares issued for Equity Line of Credit	568,235	-
Common Shares issuance for services	356,588	-
Stock-based Compensation	1,846,465	-
Change in operating assets and liabilities:
Employee Advances	-	(62,127)
Prepaid Expense	348,750	-
Accounts Payable	1,040,656	(45,905)
Accrued Expenses	(140,700)	25,000
Accrued Interest on Convertible Notes	-	519,050
Accrued Payroll and payroll taxes	(97,257)	(31,246)
Net cash used in operating activities	(5,802,138)	(1,522,920)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent License Acquisition	(466,423)	-
Net cash used in investing activities	(466,423)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred Offering Costs	-	(172,137)
Short-Term Loan	-	250,000
Net Proceeds from Convertible Debt A, B, C, D, E & F	-	1,501,000
Sale of Preferred Stock and related Warrants	1,053,582	-
Common Stock Issuance Warrant Conversions	2,483,465	-
Net cash provided by financing activities	3,537,047	1,578,863

Net change in cash	(2,731,514)	55,943
Cash – beginning of period	5,533,527	38,982
Cash – end of period	$2,802,013	$94,925

Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Mezzanine Equity Conversion (Net of Costs)	2,992,032	-
Shares issued for prepaid services	1,100,713	-
Common Stock issued for Patent Purchase	6,398,015	-
Reclassification of Warrant Liability to Equity	878,153	-
Discount on Notes Payable – redemption premium	-	750,500
Dividends Payable	-	31,250
Deferred offering costs recorded as accounts payable	-	255,322
Conversion of preferred stock to common stock	$-	$5,991

The accompanying notes are an integral part of these unaudited financial statements.

OS Therapies Incorporated
Notes to the Financial Statements
For the Three and Six Months Ended June 30, 2025 and 2024
(unaudited)

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS, LIQUIDITY, AND RISK FACTORS

OS Therapies Incorporated (“we,” “us,” “our,” the “Company”) is a Delaware corporation incorporated on June 24, 2019. It is based in Rockville, Maryland. The Company is the successor to an LLC formed in 2018.

The Company intends to focus on the identification, development, and commercialization of treatments for Osteosarcoma and other related diseases. As of June 30, 2025, there is one ongoing clinical trial for Osteosarcoma therapy.

OS Animal Health Corp – Subsidiary

The Company formed OS Animal Health Corp, a Delaware corporation and wholly owned subsidiary of the Company, on June 25, 2025. The entity is a shell at present and has no assets or liabilities. During the three months ended June 30, 2025, the Company entered into a license agreement with this subsidiary, pursuant to which the Company licensed to this subsidiary the rights to use the HER2 Assets (as defined below).

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

As of June 30, 2025, the Company had cash of $2,802,013. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital. The Company is currently seeking to raise additional capital through a public or private financing of equity; although there can be no assurances the Company will be successful in such a campaign.

OS Therapies Incorporated
Notes to the Financial Statements
For the Three and Six Months Ended June 30, 2025 and 2024
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

Cash

Cash consists primarily of deposits with commercial banks and financial institutions. The Company maintains cash balances at various financial institutions. Both interest and non-interest-bearing accounts with the same insured depository institution are insured by the Federal Deposit Insurance Corporation (FDIC) for a combined total of $250,000. In the normal course of business, the Company may have deposits that exceed the FDIC insured limit. The Company believes that it is not subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of June 30, 2025 and December 31, 2024, Chase Bank checking account had $2,056,885 and $5,216,354, respectively, and the Chase Bank savings account had $20,150 and $20,000, respectively. As of June 30, 2025 and December 31, 2024, SVB Bank checking account had $728,988 and $287,173, respectively, and the SVB money market account had $10,000 and $10,000, respectively. The Chase Bank and SVB Bank checking accounts were in excess of the FDIC limits for June 30, 2025.

Redeemable Preferred Stock and Mezzanine Equity

The Company’s one share of the Company’s Series A Senior Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 (“ASC 480”), is accounted for as mezzanine equity due to the redemption feature upon a deemed liquidation event: (i) a merger or consolidation, or (ii) the sale, lease, transfer or other disposition of substantially all the assets of the Company. The initial cash proceeds of $6,050,000 were allocated to the warrants to purchase shares of common stock (the “Series A Warrants”), and the residual proceeds were allocated to the Series A Preferred Stock. The subsequent cash proceeds of $1,053,000 were allocated to the Series A Warrants and the residual proceeds were allocated to the Series A Preferred Stock. The Series A Preferred Stock is classified as mezzanine equity in accordance with ASC 480.

OS Therapies Incorporated
Notes to the Financial Statements
For the Three and Six Months Ended June 30, 2025 and 2024

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

Patent Amortization

In connection with the HER2 Purchase Agreement (as defined below), the Company acquired the HER2 Assets (as defined below) from Ayala (as defined below), including the assignment by Ayala of a license agreement with the Trustees of the University of Pennsylvania, on April 9, 2025. The amortization expense is derived quarterly, based on the legal life of such assets on a straight-line basis. The three-month amortization expense for the period ended June 30, 2025 was $111,189.

Patent & License Acquisition

On April 9, 2025, pursuant to the terms of an Asset Purchase Agreement, dated as of January 28, 2025 (the “HER2 Purchase Agreement”), between the Company and Ayala Pharmaceuticals, Inc. (formerly Advaxis, Inc.) (“Ayala”), the Company completed the acquisition of the Lm-based immune-oncology programs and related intellectual property assets (the “HER2 Assets”) from Ayala, including the assignment by Ayala of a license agreement with the Trustees of the University of Pennsylvania. The purchase of the HER2 Assets is considered an asset acquisition under ASC 805.

In connection for the purchase of the HER2 Assets, the Company agreed to assume certain specified liabilities and to pay an aggregate purchase price of $8,000,000, with a fair value of $6,864,438, consisting of (i) $400,000 to Ayala ($150,000 of which was transferred upon signing of the HER2 Purchase Agreement and the remainder on the closing date); (ii) $100,000 to a third party on behalf of Ayala on the closing date; and (iii) $7,500,000 worth of shares of common stock, or 4,774,637 shares based on the volume-weighted average price of the Company’s common stock over the 30 trading days immediately preceding the closing date of $1.5708. The closing stock price on the April 9, 2025 closing date was $1.34, resulting in a corresponding reduction in the acquisition value. The fair value of the purchase consideration is as follows:

Cash	$400,000
Legal fees paid on behalf of Ayala	66,424
Company common stock (4,774,637 shares at $1.34 per share)	6,398,014
Total Fair Value of Consideration Transfer for the Patent & License Acquisition.	$6,864,438

The group of patents and the licensing is primarily focused on a set of patents for “Compositions and Methods for Evaluating Potency of Listeria-Based Immunotherapeutics,” which is the primary patent the Company utilizes in its treatments. This group of patents has an effective filing date on April 19, 2019. Based on such date, the group has an estimated remaining useful life of 14 years, with amortization expense of $111,819 and $0, respectively, for the six months ended June 30, 2025 and 2024.

As of June 30, 2025, estimated amortization expenses related to the Company’s intangible assets for the years 2025 through 2039 and thereafter are as follows:

Year
2025	$335,457
2026	447,276
2027	447,276
2028	447,276
2029	447,276
2030 and thereafter	4,739,877
Total	$6,864,438

OS Therapies Incorporated
Notes to the Financial Statements
For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets or the asset groups are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the estimated discounted future net cash flows arising from the assets or asset groups. No impairment losses on long-lived assets have been recorded for the periods ended June 30, 2025 and December 31, 2024.

Deferred Offering Costs

Deferred offering costs consist of capitalized underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Company’s initial public offering and that were charged to stockholders’ equity upon the completion of such offering. As of June 30, 2025 and December 31, 2024, the Company did not have any capitalized deferred offering costs. Upon completion of the Company’s initial public offering on August 2, 2024, the deferred offering costs were charged to stockholders’ deficit.

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

OS Therapies Incorporated
Notes to the Financial Statements
For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

The Company will recognize interest and penalties related to tax positions in income tax expense. As of June 30, 2025 and December 31, 2024, the Company had no unrecognized uncertain income tax positions.

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

Below is a table listing all preferred stock and common stock equivalents.

Common Stock Equivalents	6/30/2025	12/31/2024
Series A Convertible Preferred Stock	2,379,465	-
Underwriter/Placement Agent Warrants	319,711	280,448
Inducement New Warrants	1,931,165	-
Series A Warrants	4,383,929	1,512,500
Total	9,014,270	1,792,948

OS Therapies Incorporated
Notes to the Financial Statements
For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Stockholder approval was obtained on April 9, 2025 for the issuance of the shares of common stock underlying the Company’s Series A Preferred Stock, which are being treated as Mezzanine Equity, and the Series A Warrants. The conversion price and exercise price, as applicable, of the Company’s Series A Preferred Stock and the Series A Warrants was automatically reset to $1.12 per share based on the volume weight average price of the Company’s common stock for the 10 trading days immediately preceding April 9, 2025, creating a conversion multiplier of 3.571429 of common shares to preferred shares. The number of non-converted shares of Series A Preferred Stock outstanding as of June 30, 2025 was 666,250 shares, with a 3.571429 conversion multiplier that equates to 2,379,465 shares of common stock.

112,000 shares of common stock underlying underwriter warrants issued in connection with our initial public offering were outstanding as of June 30, 2025. 207,711 shares of common stock underlying warrants issued to the placement agents in connection with our PIPE financing in December 2024 and January 2025 were outstanding as of June 30, 2025, totaling 319,711 shares of common stock underlying underwriter/placement agent warrants.

Warrant holders who converted their existing warrants during the Company’s warrant exercise and inducement offering held open during the period from June 23 to July 10, 2025 received a new warrant at an exercise price of $3.00 per share. As of June 30, 2025, existing warrants to purchase an aggregate of 1,931,165 shares of common stock were exercised in exchange for new warrants to purchase an aggregate of 1,931,165 shares of common stock.

4,591,640 shares of common stock underlying the Series A Warrants were outstanding as of June 30, 2025.

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

Warrant liability is recorded at fair value. Currently, there is not an observable market for this type of derivative. Due to the lack of relevant and market reflective Level 1 and Level 2 inputs, the Company valued the warrant liability using Level 3 inputs, which require significant judgment and estimates on behalf of management in developing model assumptions. As of June 30, 2025 and December 31, 2024, the carrying value of the warrant liability in the aggregate was $0 and $1,971,975, respectively (See Note 8).

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

OS Therapies Incorporated
Notes to the Financial Statements
For the Three and Six Months Ended June 30, 2025 and 2024

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

NOTE 3 — RELATED PARTY TRANSACTIONS

Accrued Payroll

On June 30, 2025 and December 31, 2024, the Company had a payroll payable to the CEO of $0 and $8,871, respectively, and related payroll taxes payable of $0 and $88,386, respectively. During the period ended June 30, 2025 and December 31, 2024, the Company made advances on the payroll payable, and the CEO made repayments.

The following summarizes activity in respect to payroll advances to the CEO:

Balance December 31, 2023	$191,198
Advances during 2024	222,875
Repayment	(414,073)
Balance December 31, 2024	$—
Advances during 2025	43,636
Repayments 2025	(43,636)
Balance June 30, 2025	$—

OS Therapies Incorporated
Notes to the Financial Statements
For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

NOTE 3 — RELATED PARTY TRANSACTIONS (cont.)

In the second and third quarters of 2024, paychecks were issued to Paul Romness, CEO. The paychecks comprised the remaining balance of backpay, less all 2024 payroll advances. The payroll taxes were paid that were associated with the backpay and regular pay and are fully paid. The balance of accrued payroll for Mr. Romness on June 30, 2025 of $0.

All related party payroll advances shown as employee advances for Mr. Romness in the six months ended June 30, 2025 have been repaid in 2025. Related party payroll advances for Mr. Romness had a balance of $11,565 in the six months ended June 30, 2024. All advances in the six months ended June 30, 2024 were repaid in full as of December 31, 2024.

Related Parties — Convertible Debt

Ted Search and John Ciccio, collectively known as Mill River Partners LLC, are members of the Board and held convertible notes with face amounts of $0 and $0 as of June 30, 2025 and December 31, 2024, respectively. The convertible notes were converted into common stock upon consummation of the Company’s initial public offering on August 2, 2024.

Related Party Accounting Fees

The Company has a bill in accounts payable of $19,365 for the period ended June 30, 2025 and $26,765 for the period ended December 31, 2024 to Shore Accountants MD Inc., an outside accounting firm that handles payroll, bookkeeping and tax preparation, and is 100% owned by Christopher Acevedo, the CFO.

NOTE 4 — CONVERTIBLE DEBT

Convertible Debt

The Company’s convertible notes are separated into seven groups — A, B, C, D, E, F and BlinkBio — per the table below:

					June 30, 2025	December 31, 2024
				Conversion	Carrying	Carrying
Group	Rate	Maturity	Collateral	Rate	Amount	Amount
A	10%	10/31/2025	None	80% - 87.5%	$—	$—
B	6%	10/31/2025	None	80%	$—	$—
C	6%	10/31/2025	None	80%	$—	$—
D	6%	10/31/2025	None	50%	$—	$—
E	6%	10/31/2025	None	50%	$—	$—
F	6%	10/31/2025	None	50%	$—	$—
Blink Bio	10%	3/15/2022	None	100%	$—	$—

The above convertible notes were all converted into common stock on August 2, 2024 upon consummation of the Company’s initial public offering.

OS Therapies Incorporated
Notes to the Financial Statements
For the Three and Six Months Ended June 30, 2025 and 2024

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

The convertible debt balance on June 30, 2025 and June 30, 2024 is summarized as follows:

	As of	As of
	June 30,	June 30,
Debt A	2025	2024
Principal amount outstanding	$-	$1,154,000
Less: discounts (issuance, redemptions)	-	(184,614)
Amortization of discounts	-	184,607
Carrying value	-	1,153,993
Less Related Party Portion	-	(100,000)
Convertible Notes – A	$-	$1,053,993

The balance as of December 31, 2024 was $0, as the notes converted into shares of common stock in connection with the closing of the Company’s initial public offering on August 2, 2024.

OS Therapies Incorporated
Notes to the Financial Statements
For the Three and Six Months Ended June 30, 2025 and 2024

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

The convertible debt balance at June 30, 2025 and June 30, 2024 is summarized as follows:

	As of	As of
	June 30,	June 30,
Debt B	2025	2024
Principal amount outstanding	$-	$5,154,000
Less: discounts (issuance, redemptions, warrants)	-	(1,818,939)
Amortization of discounts	-	1,818,939
Carrying value	$-	$5,154,000

The balance as of December 31, 2024 was $0, as the notes converted into shares of common stock in connection with the closing of the Company’s initial public offering on August 2, 2024.

OS Therapies Incorporated
Notes to the Financial Statements
For the Three and Six Months Ended June 30, 2025 and 2024

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

The convertible debt balance on June 30, 2025 and June 30, 2024 is summarized as follows:

	As of	As of
	June 30,	June 30,
Debt C	2025	2024
Principal amount outstanding	$-	$3,945,020
Less: discounts (issuance, redemptions, warrants)	-	(1,088,223)
Amortization of discounts	-	1,088,223
Carrying value	$-	$3,945,020

The balance as of December 31, 2024 was $0, as the notes converted into shares of common stock in connection with the closing of the Company’s initial public offering on August 2, 2024.

OS Therapies Incorporated
Notes to the Financial Statements
For the Three and Six Months Ended June 30, 2025 and 2024

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

OS Therapies Incorporated
Notes to the Financial Statements
For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

NOTE 4 — CONVERTIBLE DEBT (cont.)

The convertible debt balance at June 30, 2025 and June 30, 2024 is summarized as follows:

	As of	As of
	June 30,	June 30,
Debt D	2025	2024
Principal amount outstanding	$-	$2,000,000
Less: discounts (issuance, redemptions, warrants)	-	(1,864,654)
Amortization of discounts	-	1,864,654
Carrying value	$-	$2,000,000

The balance as of December 31, 2024 was $0, as the notes converted into shares of common stock in connection with the closing of the Company’s initial public offering on August 2, 2024.

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

OS Therapies Incorporated
Notes to the Financial Statements
For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

NOTE 4 — CONVERTIBLE DEBT (cont.)

The convertible debt balance at June 30, 2025 and June 30, 2024 is summarized as follows:

	As of	As of
	June 30,	June 30,
Debt E	2025	2024
Principal amount outstanding	$-	$1,100,000
Less: discounts (issuance, redemptions, warrants)	-	(550,000)
Amortization of discounts	-	550,000
Carrying value	-	1,100,000
Less related party portion	-	(50,000)
Convertible Notes – E	$-	$1,050,000

The balance as of December 31, 2024 was $0, as the notes converted into shares of common stock in connection with the closing of the Company’s initial public offering on August 2, 2024.

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

OS Therapies Incorporated
Notes to the Financial Statements
For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

NOTE 4 — CONVERTIBLE DEBT (cont.)

The convertible debt balance at June 30, 2025 and June 30, 2024 is summarized as follows:

	As of	As of
	June 30,	June 30,
Debt F	2025	2024
Principal amount outstanding	$-	$3,433,500
Less: discounts (issuance, redemptions, warrants)	-	(1,212,718)
Amortization of discounts	-	874,436
Carrying value	$-	$3,095,218

The balance as of December 31, 2024 was $0, as the notes converted into shares of common stock in connection with the closing of the Company’s initial public offering on August 2, 2024.

Redemption Liability

The fair value of the redemption liability is calculated under Level 3 of the fair value hierarchy, is determined based upon a Probability-Weighted of Expected Returns Model (“PWERM”). This PWERM was determined to be the most appropriate method of estimating the value of possible redemption or conversion outcomes over time, since the Company did not enter into a priced equity round through June 30, 2024. The fair value of the redemption liability is calculated using the initial value of the convertible note less the debt discount rate of 12.5% in Group A, 20% in Groups B and C, and 50% in Groups D, E and F. The redemption liability is then amortized over the remaining life of the note, utilizing the interest rates of 10% and 6% respectively for the groups. The life of each note in Group A is for a set period of 3 years, and is variable in Groups B, C, D, E and F with a range of 12 months to 3 years. The Company retains the option to negotiate an extended maturity date for Groups B, C, D, E and F. The new embedded redemption values were $0 for the six months ended June 30, 2025 and the year ended December 31, 2024. On August 2, 2024, the Company consummated its initial public offering, and the convertible notes, including accrued interest, converted into shares of the Company’s common stock. The redemption liability was closed to stockholders’ equity on such date.

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

OS Therapies Incorporated
Notes to the Financial Statements
For the Three and Six Months Ended June 30, 2025 and 2024

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

Make-whole liability — Shares Officers & Directors

In January 2023, 350,000 shares of Class A common stock were issued to officers, key employees, key advisors and directors, leaving 20,000 shares in the balance to be issued to Joacim Borg, a former director with a value of $80,000.

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

The Company’s make-whole share liability is summarized in the table below as of September 30, 2024.

Name	Position	# Shares	Value	Date Earned
Alan Musso	Former CFO	3,125	$12,500	March 1, 2023
Christopher Acevedo	Current CFO	9,375	37,500	Upon IPO
Joacim Borg	Former Director	20,000	80,000	July 1, 2022
		32,500	$130,000

The Company issued all of the make-whole shares due to the director and officers in October 2024, and therefore, the current balance due for each of the periods ended June 30, 2025 and December 31,2024 was $0.

OS Therapies Incorporated
Notes to the Financial Statements
For the Three and Six Months Ended June 30, 2025 and 2024

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

Warrants earned in 2022, 2021 and 2020 have been accounted for as a discount to the associated convertible debt with the discounts amortized over the term of the related debt. The Debt Discount Accretion expense in warrants in the six months ended June 30, 2025 was $0 and in the six months ended June 30, 2024 was $49,840. The total unamortized discount of those warrants was $0 and $0 as of June 30, 2025 and December 31, 2024, respectively.

Warrant holders from Noble Capital exercised their warrants in cashless exercise for an aggregate of 116,313 shares of common stock out of the aggregate 621,691 shares underlying warrants held by such holders in September 2024 and exercised their remaining warrants in a reduced cashless transaction for an aggregate of 294,977 shares of common stock in December 2024.

Warrants for Underwriter and Placement Agents — Brookline Capital Markets and Ceros Financial Services, Inc.

On August 2, 2024, the Company issued a warrant to Brookline Capital Markets to purchase 112,000 shares of the Company’s common stock, pursuant to an underwriting agreement entered into between the Company and Brookline. The warrant is exercisable 180 days after July 31, 2024, terminates on July 31, 2029, and has an exercise price of $4.40 per share.

On December 24, 2024, the Company entered into the Purchase Agreement and, in connection therewith, Brookline earned warrants initially exercisable into an aggregate of 39,918 shares at an initial exercise price of $4.40 per share, which were subsequently adjusted to 156,821 shares at an exercise price of $1.12 per share, and subject to further adjustment as set forth therein. The warrants are exercisable by the holder for a period of five years from April 9, 2025. As of June 30, 2025, warrants to purchase an aggregate of 156,821 shares were outstanding.

In connection with the Purchase Agreement, Ceros earned warrants initially exercisable into an aggregate of 13,951 shares at an initial exercise price of $4.40 per share, which were subsequently adjusted to 54,807 shares at an exercise price of $1.12 per share, and subject to further adjustment as set forth therein. The warrants are exercisable by the holder for a period of five years from April 9, 2025. As of June 30, 2025, warrants to purchase an aggregate of 52,872 shares were outstanding.

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

OS Therapies Incorporated
Notes to the Financial Statements
For the Three and Six Months Ended June 30, 2025 and 2024

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

The Company has rented, on a month-to-month basis, a virtual office at JLabs in New York, New York (owned by Johnson & Johnson). The current rent for Johnson and Johnson is $787.50 per month, with rent expense for the six months ended June 30, 2025 and 2024 of $5,513 and $1,750, respectively.

License Obligation and Manufacturing Agreements Advaxis (now Ayala)

The Company entered into an exclusive license agreement with Advaxis, Inc. in September 2018, as amended, pursuant to which it acquired the right to develop and commercialize Advaxis HER2 Construct, the Company’s product candidate and the use of Advaxis HER2 Construct patents.

Per the agreement, all milestone payments were non-creditable and non-refundable and were due and payable upon the occurrence of the corresponding milestone event. For clarity, each milestone payment was payable only once. As of December 31, 2020, the Funding Milestone had been achieved and payment in full was made in January 2021. As of May 2021, the second milestone had been completed and paid. For the six months ended June 30, 2025 and for the year ended December 31, 2024, no payments were made. A $400,000 payment was made to Ayala, together with payment of stock consideration, in connection with the Company’s purchase of the HER2 Assets on April 9, 2025, terminating this license agreement.

OS Therapies Incorporated
Notes to the Financial Statements
For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

NOTE 6 — COMMITMENTS AND CONTINGENCIES (cont.)

The milestone events and financial terms were as follows:

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

All milestone payments were non-creditable and non-refundable and were due and payable upon the occurrence of the corresponding date or milestone, regardless of any failure by the Company to provide the notice required by Section 6.4a of the licensing agreement. For clarity, each milestone payment was payable only once. As of December 31, 2020, the first milestone had been achieved. As of January 7, 2021, the license commencement payment was paid in full. As of May 21, 2021, the second milestone had been completed and paid in full.

Additionally, on an aggregate basis across all licensed products during the royalty term, the Company agreed to pay quarterly to Advaxis royalties on net sales of licensed products, royalty rates range from a percentage in the high single digits to low double digits. No royalties were payable in the six months ended June 30, 2025 and for the year ended December 31, 2024.

In connection with the purchase of the HER2 Assets, the license agreement is terminated, and no further royalties to Ayala will be due.

BlinkBio

In July 2020, the Company entered into a Licensing Agreement with BlinkBio, Inc., to utilize their proprietary technology. As of August 2020, the $300,000 License fee was fully paid and recorded in license expense. These payments have been recorded in the Licensing expenses of the accompanying statement of operations. No payments were due or made in 2024 or the six months ended June 30, 2025. The Company is studying the drug and is pursuing science that will lead to a toxicology study; however, the work is in its early stages. A payment schedule for future milestones is summarized below.

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

OS Therapies Incorporated
Notes to the Financial Statements
For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

NOTE 6 — COMMITMENTS AND CONTINGENCIES (cont.)

The Company will make the cash payments set forth in the table above by wire transfer of immediately available funds, to BlinkBio within 30 days of the occurrence of each milestone set forth with respect to the first Product to attain each such milestone, except that the first Milestone above will apply with respect to The Company’s first product candidate. During the Royalty Term, the Company will pay BlinkBio a royalty of 6% on Net Sales on a Product-by-Product and country-by-country basis during the Royalty Term, in a country in which no Valid Claim Covers the manufacture, use, or sale of a Product, the royalty on Net Sales of such Product in such country will be reduced to 3%. No royalties were due in the six months ended June 30, 2025 and for the year ended December 31, 2024.

For the avoidance of doubt, each milestone payment will be payable only once, and the aggregate amount of Milestone payments payable hereunder will not exceed $22,375,000. A Milestone may be achieved by the Company or a Commercial Sublicensee.

George Clinical Inc.

In June 2020, the Company entered into a Research Service Agreement, as amended, with George Clinical Inc., to use their clinical research services for the Company’s study: “An Open Label, Phase 2 Study of Maintenance Therapy with OST-HER2 after Resection of Recurrent Osteosarcoma”. Under the terms of the agreement, the Company is required to pay to George Clinical certain fees described in the fee schedule below. The total budget under the agreement is approximately $2,436,928. For the six months ended June 30, 2025 and 2024, the total research and development expenses recorded in the statement of operations was $0 and $86,687, respectively. The fee schedule for certain fees and corresponding payment amounts is set forth below.

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

George Clinical will track and invoice the Company for the number of task units completed and pass-through costs will be invoiced each month in arrears based on actual costs without mark-up. The PTC Advance Fee will be used to offset final pass-through fees payable. As of June 30, 2025, the balance due to George Clinical was $0, and the services agreement has terminated on its terms.

Biolacuna Ltd

The Company has contracted with Biolacuna Ltd, a global life sciences advisory firm, to assist with the following agencies requirements to register OST-HER2 and gain approval of its use in the respective regions:

●	European Medicines Agency (EMA, Europe);

●	Medicines Evaluation Board (MEB, Netherlands);

●	Medicines and Healthcare products Regulatory Agency (MHRA, United Kingdom); and

●	U.S. Food and Drug Administration (FDA, United States).

For the six months ended June 30, 2025, the Company has paid $459,4858 in consulting fees, with accounts payable as of June 30, 2025 of $1,118,343. The contract with Biolacuna is estimated to exceed $2.2 million in 2025.

OS Therapies Incorporated

Notes to the Financial Statements

For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

NOTE 6 — COMMITMENTS AND CONTINGENCIES (cont.)

Trustees for the University of Pennsylvania

In connection with the purchase of the HER2 Assets, the Company was assigned by Ayala a licensing agreement with the Trustees of the University of Pennsylvania for HER2 Constructs, the Company’s lead product candidate, and the use of Advaxis HER2 Constructs. The Company has agreed to pay an annual fee to the Trustees of the University of Pennsylvania. In April 2025, the Company paid a fee of $266,317 for the six months ended June 30, 2025 for the period from April 9, 2025 through April 8, 2026. In addition, the Company has agreed to pay a royalty of 1.5% of net sales related to:

●	OST-HER2-related sales;

●	ADXS-503-related sales;

●	ADXS-504-related sales; and

●	Sales related to any new immunotherapy drug candidates created from the Lm platform during the term of such license.

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

NOTE 7 — EQUITY

Common Stock

In 2021, the Company split common stock into two classes with fifty million shares of Class A common stock, $0.001 par value per share (“Class A Common Stock”) designated and twenty million shares of Class B common stock, $0.001 par value per share (“Class B Common Stock”). On February 9, 2024, the Company changed the name of the Class A Common Stock and Class B Common Stock to combine into the name common stock, with 50,000,000 shares authorized. As of June 30, 2025 and December 31, 2024, the Company had 29,918,194 and 20,869,908 shares of common stock outstanding, respectively. Common stock has voting rights.

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

During the three months ended June 30, 2025, the Company issued (i) 3,962,129 shares of common stock in connection with conversions of Series A Preferred Stock, (ii) 2,164,215 shares of common stock in connection with the purchase of the HER2 Assets, (iii) 2,166,381 pre-funded warrants in connection with the purchase of the HER2 Assets, and (iv) 10,000 shares of common stock to an advisor in exchange for services.

During a warrant exercise inducement period from June 23 to July 10, 2025, all warrant holders of the Series A Warrants that exercised such warrants at the then-current exercise price of $1.12 per share received a new warrant to purchase a number of shares of common stock equal to the number of shares exercised. Such new warrants have an exercise price of $3.00 per share and a term of exercise of five years from the date of issuance and are immediately exercisable.

OS Therapies Incorporated
Notes to the Financial Statements
For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

NOTE 7 — EQUITY (cont.)

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

The dividend due for the six months ended June 30, 2025 and for the year ended December 31, 2024 was $0 and $31,250, respectively, for a total accrued dividend payable at June 30, 2025 of $375,000

The Preferred Stock has the following rights and privileges:

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

OS Therapies Incorporated
Notes to the Financial Statements
For the Three and Six Months Ended June 30, 2025 and 2024

(unaudited)

NOTE 7 — EQUITY (cont.)

Stock Options

The following are the common stock options issued to employees and consultants for services during the six months ended June 30, 2025:

Common Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Intrinsic Value
Outstanding at January 1, 2025	2,866,750	$1.86	3.92	-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2025	2,866,750	$1.86	3.92	-
Exercisable at June 30, 2025	-	-	-	-

The fair value of the options granted during the year ended December 31, 2024 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

December 31, 2024
Volatility (based on peer companies)	106%
Risk Free Interest Rate	4.09
Dividends	None
Estimated Life in years	2.95

During the six months ended June 30, 2025 and 2024, the Company recognized share-based compensation expense of $1,846,464 and $0, respectively, related to common stock options. The Company expects to recognize additional compensation expense of $1,397,662 in second half of 2025 related to these common stock options assuming all awards will vest.

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

The Mezzanine Equity during the period from April 9, 2025 through June 30, 2025 had converted to 3,962,129 shares of common stock. Of the original 1,775,750 shares of Series A Preferred Stock, a total of 1,109,500 shares were converted during this period.

OS Therapies Incorporated
Notes to the Financial Statements
For the Three and Six Months Ended June 30, 2025 and 2024

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

The following assumptions were made as of April 9, 2025 based on stockholder approval in the model for the aggregate warrants: (1) a fixed exercise price of $1.12 per share, which automatically reset and resulted in a reclassification of the warrant liability on April 9, 2025 to equity per ASC 815; (2) then-current common stock price of $1.34 per share on April 9, 2025; (3) discount rate of 4.06%; and (4) expected stock price volatility of 23.26%.

As of June 30, 2025, the carrying value of the Warrant liability in aggregate was $0. For the six months ended June 30, 2025, the Company recorded a gain on the change in fair value of the Warrant Liability in the amount of $1,424,603 and a $878,153 deduction due to reclassification to equity. As of June 30, 2025 and December 31, 2024, the carrying value of the Warrant liability in aggregate was $0 and $1,971,975, respectively.

The Series A Preferred Stock and Warrants were issued in a basket transaction. When two or more instruments are issued in a basket transaction and some instruments will be remeasured at fair value, the proceeds are first allocated to the instruments recorded at their fair value. Next, the residual method is used to allocate the proceeds to the instrument(s) that are not remeasured at fair value. In this case, the Warrant is subsequently measured at fair value, and the Series A Preferred Stock instrument is measured at initial carrying value. The Company will first allocate the proceeds to the Warrant liability, with the residual allocated to the Series A Preferred Stock liability. The following tables reflect the allocation of the cash proceeds and changes in Warrant Liability in the consolidated statement of operations as of and for the period from December 31, 2024 to June 30, 2025.

As of June 30, 2025
Cash proceeds	$7,103,000
Fair value of Warrant liability	(2,302,756)
Residual value allocated to Series A Preferred Stock	(4,800,244)
Unallocated cash proceeds	$-

For the six months ended June 30, 2025
Warrant Liability as of December 31, 2024	$1,971,975
Additional Warrant Liability on January 14, 2025	330,781
Gain on the change in fair value of Warrant Liability as of March 31, 2025	(1,122,561)
Warrant Liability as of March 31, 2025	1,180,195
Gain on the change in fair value of Warrant Liability as of April 9, 2025	(302,042)
Stockholder approval on April 9, 2025 - warrants turn into Equity	(878,153)
Warrant Liability as of June 30, 2025	$—

OS Therapies Incorporated
Notes to the Financial Statements
For the Three and Six Months Ended June 30, 2025 and 2024

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2025 and 2024:

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
OPERATING EXPENSES
Research & Development	$2,499,498	$396,567	$3,808,653	$758,376
General & Administrative	2,339,230	383,233	6,029,561	651,656
Loss from Operations	(4,838,728)	(779,800)	(9,838,214)	(1,410,032)

OTHER INCOME/EXPENSE
Interest Income	64	1	130	1
Interest Expense	-	(777,681)	-	(1,606,441)
Change in Fair Value of Warrant Liability	302,042	-	1,424,603	-
TOTAL OTHER INCOME/EXPENSE	302,106	(777,680)	1,424,733	(1,606,440)

NET LOSS	(4,536,622)	(1,557,480)	(8,413,481)	(3,016,472)

NOTE 10 — SUBSEQUENT EVENTS

Series A Warrant Exercises – From July 1, 2025 through the date of this filing, an aggregate of 1,621,060 shares of common stock have been issued upon exercise of the Series A Warrants.

Series A Preferred Stock Conversions – From July 1, 2025 through the date of this filing, an aggregate of 352,679 shares of common stock have been issued upon conversion of the Series A Preferred Stock.

Filing of Registration Statement on Form S-3 – On August 8, 2025, the Company filed a registration statement on Form S-3, containing (i) a base prospectus, which covers the offering, issuance and sale by the Company of up to $100,000,000 in the aggregate of the securities identified therein from time to time in one or more offerings, and (ii) an at the market offering prospectus supplement, which covers the offer, issuance and sale of up to a maximum aggregate offering price of up to $18,000,000 of the Company’s common stock that may be issued and sold from time to time under an at market issuance sales agreement. As of the date of this report, the Company has not sold any securities under the Form S-3.

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

Overview

We are a clinical stage biopharmaceutical company focused on the identification, development and commercialization of treatments for Osteosarcoma (OS) and other solid tumors. Our mission is to address the significant need for new treatments in cancers of the bone in children and young adults. Osteosarcoma is an extremely challenging and often aggressive cancer that has particular treatment challenges due to its location, changing genotypes and high metastases rates. We are currently seeking to answer the call for new treatments that will prevent metastasis and the recurrence of metastases with our lead core product candidate OST-HER2 (also known as OST31-164), a cancer immunotherapy product candidate that produces a cellular immune response against the cancer antigen HER2. In 2021, we opened a clinical study to produce data for the U.S. Food and Drug Administration (FDA) to evaluate the safety and efficacy of OST-HER2 in patients after resection of recurrent Osteosarcoma, which achieved full enrollment of 41 patients in October 2023. In June 2025, we participated in a Type D meeting with the FDA and subsequently received positive written feedback regarding the design and endpoints of our Phase IIb trial of OST-HER2 to support a potential Biologics License Application (BLA). Based on this feedback, we have submitted a Breakthrough Therapy Designation request and, subject to continued positive regulatory guidance, plan to submit a BLA for OST-HER2 following our End of Phase 2 meeting with the FDA, anticipated in the third quarter of 2025. Upon success in gaining regulatory approval from the FDA with OST-HER2 in Osteosarcoma, we intend to evaluate OST-HER2’s potential use, both alone and in combination with HER2 targeting antibodies such as Herceptin®, in other solid tumors including breast, esophageal and lung cancers. OST-HER2 has potential uses in both the prevention of metastases in solid tumors, and therapeutically against HER2-expressing solid tumors treated with HER targeting antibodies.

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

Recent Developments

PIPE Financing

On December 24, 2024, we entered into a Securities Purchase Agreement (the “PIPE Purchase Agreement”) with certain institutional and accredited investors (collectively, the “Purchasers”), substantially all of whom were existing stockholders of our company, pursuant to which we agreed to issue and sell to the Purchasers immediately separable units (the “Units”), with each Unit being comprised of (i) one share of Series A senior convertible preferred stock (“Series A Preferred Stock”) and (ii) a warrant to purchase one share of common stock (each, a “Series A Warrant” and such shares, the “Warrant Shares”), at a price per Unit of $4.00, for aggregate gross proceeds of not less than $6 million and not more than $10 million (the “PIPE Financing”). At two closings occurring on December 31, 2024 and January 14, 2025, we issued to the PIPE investors an aggregate of (i) 1,775,750 shares of Series A Preferred Stock and (ii) Series A Warrants initially exercisable into 1,775,750 shares of common stock. The gross proceeds from the PIPE Financing, before deducting transaction fees and other estimated PIPE Financing expenses, were approximately $7,103,000.

Brookline Capital Markets, a division of Arcadia Securities, LLC (“Brookline”), acted as exclusive placement agent for the issuance and sale of the securities in the PIPE Financing. We agreed to pay Brookline an aggregate cash fee (the “Cash Fee”) equal to (i) 7% of the gross proceeds received by us from the sale of the securities in the PIPE Financing to Purchasers other than certain Purchasers identified on a schedule thereto (“Reduced Fee Purchasers”) plus (ii) 3% of the gross proceeds received by us from the sale of the securities in the PIPE Financing to Reduced Fee Purchasers, plus expenses; provided that Ceros Financial Services, Inc., Brookline’s selected dealer for the PIPE Financing (“Ceros”), is entitled to up to 33.3% of the Cash Fee.

In addition, we agreed to pay Brookline or its designee a fee in the form of warrants to purchase shares of common stock (the “Agent Warrants”). The Agent Warrants are initially exercisable into a number of shares of common stock equal to (i) 7% of the number of shares of common stock initially issuable pursuant to the shares of Series A Preferred Stock issued to Purchasers other than Reduced Fee Purchasers in the PIPE Financing plus (ii) 3% of the number of shares of common stock initially issuable pursuant to the shares of Series A Preferred Stock issued to the Reduced Fee Purchasers in the PIPE Financing; provided that, Ceros is entitled to up to 33.3% of the Agent Warrants. The terms of the Agent Warrants are substantially similar to the terms of the Series A Warrants. At two closings occurring on December 31, 2024 and January 14, 2025, (i) Brookline received an aggregate cash fee of $159,685 and the right to receive Agent Warrants initially exercisable for an aggregate of 39,918 shares of common stock, and (ii) Ceros received an aggregate cash fee of $79,723 and the right to receive Agent Warrants initially exercisable for an aggregate of 19,930 shares of common stock.

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

Our Acquisition of HER2 and Lm-Related Assets

On April 9, 2025, pursuant to the terms of an Asset Purchase Agreement, dated as of January 28, 2025 (the “HER2 Purchase Agreement”), between us and Ayala Pharmaceuticals, Inc., a Delaware corporation formerly known as Advaxis, Inc. (“Ayala”), we completed the acquisition of the Lm-based immune-oncology programs and related intellectual property assets (the “HER2 Assets”) from Ayala. The HER2 Assets include two investigational new drug (IND) filings with the FDA: (i) ADXS-503 for non-small cell lung cancer; and (ii) ADXS-504 for prostate cancer.

In consideration for the purchase of the HER2 Assets, we agreed to assume certain specified liabilities and to pay an aggregate purchase price of $8,000,000, which was paid as follows: (i) $400,000 to Ayala ($150,000 of which was transferred upon signing of the HER2 Purchase Agreement and the remainder on the closing date); (ii) $100,000 to a third party on behalf of Ayala on the closing date; and (iii) $7,500,000 worth of shares of our common stock, or 4,774,637 shares based on the volume-weighted average price of the Company’s common stock over the 30 trading days immediately preceding the closing date (the “Ayala Consideration Shares”).

Because the issuance of the Ayala Consideration Shares would have required us to issue more than 19.99% of our outstanding common stock immediately prior to such issuance (the “NYSE Ownership Limitation”), we issued to Ayala (i) 2,164,215 shares of common stock, and (ii) a warrant to purchase 2,166,381 shares of common stock (the “Ayala Warrant” and the shares of common stock issuable thereunder, the “Ayala Warrant Shares”). Once we obtain stockholder approval in accordance with NYSE American LLC Company Guide Section 713, we will subsequently issue to Ayala the remaining 444,041 shares of common stock (the “Ayala Additional Consideration Shares”), except that, if at that time, the number of shares of common stock beneficially owned by Ayala would exceed 9.99% of the number of shares of our common stock then outstanding, Ayala has the right to require us to issue, in lieu of such shares, a warrant to purchase 444,041 on substantially the same terms of the Ayala Warrant.

Ayala entered into a lock-up agreement, pursuant to which, and subject to the terms and conditions set forth therein, Ayala has agreed not to trade or transfer, subject to certain customary exceptions, any of the Ayala Consideration Shares (including the Ayala Warrant Shares) for a period of 180 days following the closing of the transaction.

Warrant Exercise Inducement and Exchange Offer

On July 11, 2025, we completed a final closing of a warrant exercise inducement and exchange offer (the “Offering”). The Offering was made to holders (the “Holders”) of certain of our existing warrants to purchase shares of our common stock, having a then current exercise price of $1.12 per share, originally issued to the Holders pursuant to the PIPE Purchase Agreement (the “Existing Warrants”), during the period beginning on June 20, 2025 and ending at 5:00 p.m., Eastern time, on July 10, 2025 (the “Inducement Period”).

During the Inducement Period, we entered into inducement offer letter agreements (the “Inducement Letters”) with the Holders of Existing Warrants, pursuant to which the Holders agreed to exercise for cash their Existing Warrants to purchase an aggregate of 3,764,995 shares of our common stock in consideration of our agreement to issue new warrants (the “New Warrants”) to purchase up to an aggregate of 3,764,995 shares of our common stock (the “New Warrant Shares”) at an exercise price of $3.00 per share, subject to adjustment as provided therein. The New Warrants are immediately exercisable from the date of issuance and have a term of exercise of five years from such date.

We engaged an SEC registered broker dealer and FINRA member (the “Solicitation Agent”) to act as our exclusive warrant solicitation agent in connection with the Offering and agreed to pay the Solicitation Agent a cash fee equal to 5.0% of the total gross cash proceeds received from the exercise by the Holders of their Existing Warrants during the Inducement Period. We also agreed to pay the Solicitation Agent up to $15,000 for its reasonable legal and other expenses.

The gross proceeds to us from the Offering, before deducting transaction fees and other estimated Offering expenses, were approximately $4,216,794. We intend to use the net proceeds to support U.S. and international regulatory and pre-commercial efforts aimed at securing marketing authorizations for OST-HER2 in the prevention or delay of recurrent, fully resected, pulmonary metastatic osteosarcoma, advance strategic alternatives for our OS Animal Health subsidiary, close out and report on our OST-504 (previously ADXS-504) prostate cancer study, initiate AI-driven next-generation tADC product candidate modeling and for general corporate purposes.

We also agreed to file a registration statement on Form S-3 (or other appropriate form, including on Form S-1, if we are not then eligible to register securities on Form S-3) (the “Resale Registration Statement”) providing for the resale of the shares of common stock issued or issuable upon exercise of the New Warrants, within 30 calendar days of the final closing, and to use commercially reasonable efforts to have such Resale Registration Statement declared effective by the SEC within 60 calendar days (or within 90 calendar days in case of “full review” of the Resale Registration Statement by the SEC) following the initial filing of such Resale Registration Statement and to keep the Resale Registration Statement effective at all times until the earlier of (i) the time no holder of the New Warrants owns any New Warrants or New Warrant Shares and (ii) the Delegend Date (as defined in the Inducement Letters).

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

The Series A Warrants issued in connection with the Purchase Agreement are recognized as a derivative liability in accordance with ASC 815. We recognize the warrant instruments as a liability at fair value and adjust the instruments to fair value at each reporting period. The liability is subject to re-measurement at each balance sheet date until exercised or reclassified, and any change in fair value is recognized in our consolidated statements of operations. The fair value of the Series A Warrants was measured using a Binomial simulation model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available, and accordingly, the actual results could differ significantly. The derivative warrant liability is classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Components of Our Results of Operations

Revenue. We did not recognize revenues for the six months ended June 30, 2025 and 2024.

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

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include professional fees for legal, consulting, investor and public relations and accounting and audit services.

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

Cumulative Series A Preferred Stock Dividend. The Series A preferred stock dividend requirement represents the coupon dividends on our preferred stock that has since been converted and is identified as a separate component of our statement of operations to compute net income (loss) available to common stockholders. The coupon dividends are computed at 5% of the principal per annum and are recorded monthly. The cumulative accrued dividend as of June 30, 2025 and December 31, 2024 were $375,000 and $375,000, respectively. The Series A preferred stock was converted into common stock on a 1:1 basis in February 2024, and the last coupon dividend was issued in the quarter ended March 31, 2024.

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

Our issuances of common stock have resulted in ownership changes as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”); however, we have not conducted a Section 382 study to date. It is likely that a future analysis may result in the conclusion that a substantial portion, or perhaps substantially all, of our NOL carryforwards and R&D tax credit carryforwards will expire due to the limitations of Sections 382 and 383 of the Code. As a result, the utilization of the carryforwards may be limited, and a portion of the carryforwards may expire unused. We are subject to U.S. federal tax examinations by tax authorities for the year 2021 due to the fact that NOL carryforwards exist going back to 2019 that may be utilized on a current or future year tax return.

Deferred Offering Costs. Deferred offering costs consisted of legal, accounting, printing and filing fees that we capitalized, which were offset against the gross proceeds from our initial public offering.

Results of Operations

Three and Six Months Ended June 30, 2025 Compared to Three and Six Months Ended June 30, 2024

The following table summarizes our results of operations for the three and six months ended June 30, 2025 and 2024:

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
OPERATING EXPENSES
Research & Development	$2,499,498	$396,567	$3,808,653	$758,376
General & Administrative	2,339,230	383,233	6,029,561	651,656
Loss from Operations	(4,838,728)	(779,800)	(9,838,214)	(1,410,032)

OTHER INCOME/EXPENSE
Interest Income	64	1	130	1
Interest Expense	-	(777,681)	-	(1,606,441)
Change in Fair Value of Warrant Liability	302,042	-	1,424,603	-
TOTAL OTHER INCOME/EXPENSE	302,106	(777,680)	1,424,733	(1,606,440)

NET LOSS	(4,536,622)	(1,557,480)	(8,413,481)	(3,016,472)

Research and Development Expenses. Research and development expenses were approximately $3.8 million for the six months ended June 30, 2025 compared to approximately $0.8 million for the six months ended June 30, 2024. This increase was primarily due to an increase in vendor expenses associated with our Phase IIb clinical trial, as we compile data to submit to various governmental agencies, and a decrease in vendor expenses associated with out OST-tADC platform technology.

Research and development expenses were approximately $2.5 million for the three months ended June 30, 2025 compared to approximately $0.4 million for the three months ended June 30, 2024. This increase was primarily due to an increase in vendor expenses associated with our Phase IIb clinical trial, as we compile data to submit to various governmental agencies, and a decrease in vendor expenses associated with out OST-tADC platform technology.

The following table summarizes our research and development expenses for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Direct research and development expenses by program:
OST-HER2	$2,133	$291	$3,054	$543
OST-tADC	-	-	-	-

Unallocated research and development expenses:
Personnel-related	367	106	755	215
Total research and development expenses	$2,500	$397	$3,809	$758

For the six months ended June 30, 2025 and 2024, the direct research and development expenses related to OST-HER2 were primarily lab fees, vendor expenses and staff payroll fees. In 2025, such expenses were primarily lab fees and related clinical support of approximately $1.0 million attributed to our Phase IIb clinical trial preparation, advisor fees of $1.9 million, and legal costs of $0.1 million as we completed IND-enabling studies. OST-tADC related direct research and development expenses were approximately $0.0 million and $0.0 million for the six months ended June 30, 2025 and 2024, respectively.

For the three months ended June 30, 2025 and 2024, the direct research and development expenses related to OST-HER2 were primarily lab fees, vendor expenses and staff payroll fees. In 2025, such expenses were primarily lab fees and related clinical support of approximately $0.6 million attributed to our Phase IIb clinical trial preparation, and advisor fees of $1.4 million, as we completed IND-enabling studies. OST-tADC related direct research and development expenses were approximately $0.0 million and $0.0 million for the three months ended June 30, 2025 and 2024, respectively.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2025 were approximately $6.0 million compared to $0.7 million for the six months ended June 30, 2024. These expenses were primarily attributed to marketing and investor relations costs and advisory fees associated with the PIPE Financing and equity line of credit.

General and administrative expenses for the three months ended June 30, 2025 were approximately $2.3 million compared to $0.4 million for the three months ended June 30, 2024. These expenses were primarily attributed to marketing and investor relations costs and advisory fees associated with the PIPE Financing and equity line of credit.

Interest Expense. Interest expense for the six months ended June 30, 2025 was approximately $0.0 million compared to $1.6 million for the six months ended June 30, 2024.

Interest expense for the three months ended June 30, 2025 was approximately $0.0 million compared to $0.8 million for the three months ended June 30, 2024.

Change in Fair Value of Warrant

The Series A preferred stock coupon dividend requirement of $31,250 for the six months ended June 30, 2024 represents an expense that terminated during the period ended March 31, 2024 upon the conversion of our old Series A preferred shares into shares of our common stock. We issued Series A convertible preferred stock and detachable warrants on December 31, 2024 and January 14, 2025. The adjustment of the fair value of the warrant liability was $1.4 million and $0.0 million for the six months ended June 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

Operating Losses

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates. For the six months ended June 30, 2025 and 2024, we reported a net loss of approximately $8.4 million and $3.0 million, respectively, and had an accumulated deficit of approximately $47 million and $33 million, respectively. We expect to incur significant expenses at an increasing rate and increasing operating losses for the foreseeable future. For the three months ended June 30, 2025 and 2024, we reported a net loss of approximately $4.5 million and $1.6 million, respectively.

As of June 30, 2025 and December 31, 2024, we had cash of approximately $2.8 million and $5.5 million, respectively. We have funded our operations to date primarily from the sale of our convertible notes and Series A securities in our private placements and cash exercises of our warrants, as well as the sale of our common stock in our initial public offering, which have provided total gross proceeds of $37.1 million as of June 30, 2025. We believe that the net proceeds from our private placements and initial public offering, together with our existing cash, will enable us to fund our operating expenses and capital expenditure requirements for the next nine to 12 months.

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2025 and 2024:

	June 30,
(In thousands)	2025	2024
Cash used in operating activities	$(5,869)	$(1,523)
Cash used in investing activities	(400)	-
Cash provided by financing activities	3,537	1,579
Net increase (decrease) in cash	$(2,732)	$56

Operating Activities

During the six months ended June 30, 2025 and 2024, operating activities used approximately $5.9 million and $1.5 million of cash, respectively, resulting from our net loss of approximately $8.4 million and $3.0 million, respectively, offset by net non-cash charges of approximately $1.4 million and $1.1 million, respectively, partially offset by net cash provided by changes in our operating assets and liabilities of approximately $1.2 million and $0.4 million, respectively.

Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2025 and 2024 consisted primarily of an increase (decrease) in accounts payable of approximately $1.1 million and $(0.05) million, respectively, an increase in accrued interest of approximately $0.0 million and $0.5 million, respectively, and a change in prepaid expenses of approximately $0.4 million and $(0.0) million, respectively. The change in accrued expenses of approximately $(0.15) million and $0.3 million was a portion of the use.

Non-cash charges for the six months ended June 30, 2025 and 2024 were primarily the result of the changes in the fair value of our warrant liability of $(1.4) million and $0.0 million, respectively, combined with our common stock shares issued for service and our stock-based compensation of approximately $2.7 million and $0.0 million, respectively. Changes in accounts payable, accrued expenses and other current liabilities and prepaid expenses and other current assets in all periods were generally due to growth in our business, the advancement of our research programs and the timing of vendor invoicing and payments.

Investing Activities

During the six months ended June 30, 2025 and 2024, net cash used in investing activities was approximately $0.4 million and $0.0 million, respectively.

Financing Activities

For the six months ended June 30, 2025 and 2024, net cash provided by financing activities was approximately $3.5 million and $1.6 million, respectively. For the six months ended June 30, 2025, we saw funds raised from our Series A securities offering of $1.1 million and our warrant inducement exercise offering of $2.5 million.

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

Warrant Exercise Inducement and Exchange Offer

On July 11, 2025, we completed the final closing of the Offering. During the Inducement Period, we entered into Inducement Letters with the Holders of Existing Warrants, pursuant to which the Holders agreed to exercise for cash their Existing Warrants to purchase an aggregate of 3,764,995 shares of our common stock in consideration of our agreement to issue New Warrants to purchase up to an aggregate of 3,764,995 shares of our common stock at an exercise price of $3.00 per share, subject to adjustment as provided therein. The New Warrants are immediately exercisable from the date of issuance and have a term of exercise of five years from such date.

We engaged an SEC registered broker dealer and FINRA member (the “Solicitation Agent”) to act as our exclusive warrant solicitation agent in connection with the Offering and agreed to pay the Solicitation Agent a cash fee equal to 5.0% of the total gross cash proceeds received from the exercise by the Holders of their Existing Warrants during the Inducement Period. We also agreed to pay the Solicitation Agent up to $15,000 for its reasonable legal and other expenses.

The gross proceeds to us from the Offering, before deducting transaction fees and other estimated Offering expenses, were approximately $4,216,794. We intend to use the net proceeds to support U.S. and international regulatory and pre-commercial efforts aimed at securing marketing authorizations for OST-HER2 in the prevention or delay of recurrent, fully resected, pulmonary metastatic osteosarcoma, advance strategic alternatives for our OS Animal Health subsidiary, close out and report on our OST-504 (previously ADXS-504) prostate cancer study, initiate AI-driven next-generation tADC product candidate modeling and for general corporate purposes.

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

License Obligations and Research Services

Advaxis. In November 2020, we entered into an amended and restated development, license and supply agreement with Advaxis, Inc. (now Ayala Pharmaceuticals, Inc.) (“Advaxis”), a clinical-stage biotechnology company focused on the development and commercialization of proprietary Lm (Listeria monocytogenes)-LLO (Listeriolysin O) cancer immunotherapies. Pursuant to this agreement, Advaxis granted a license to us that allows us to utilize Advaxis’ ADXS-HER2 construct patents to develop and commercialize ADXS-HER2, our lead product candidate (OST-HER2). The agreement was subsequently amended in April 2021 to modify the payment amounts for Milestones 2 and 3 listed in the table below. Under the terms of the amended agreement, we are required to pay to Advaxis (i) a one-time, non-refundable payment of $1,550,000 (the “License Commencement Payment”) and (ii) certain amounts based on the achievement of the milestones described in the payment schedule below. For the six months ended June 30, 2025 and for the year ended December 31, 2024, no payments were made. A $400,000 payment was made to Ayala, together with payment of stock consideration, in connection with our purchase of the HER2 Assets on April 9, 2025, terminating this license agreement. The payment schedule for milestones and corresponding payment amounts were as set forth below.

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

On April 9, 2025, we acquired from Ayala the HER2 Assets. Pursuant to the terms of the HER2 Purchase Agreement, the amended and restated development, license and supply agreement with Advaxis terminated, and we agreed to a change in milestone payments and royalty consideration owed as it relates to the OST-HER2 program as follows:

1.	Elimination of $3,500,000 payment owed to Ayala upon the first filing of a BLA approval for OST-HER2 with the FDA.

2.	Elimination of a total of $16,500,000 in OST-HER2 related sales milestone payments owed to Ayala made up of the following payments:

●	$1,500,000 owed upon reaching cumulative sales of $20,000,000;

●	$5,000,000 owed upon reaching cumulative sales of $50,000,000; and

●	$10,000,000 owed upon reaching cumulative sales of $100,000,000.

3.	The reduction in total royalty consideration owed on OST-HER2 related sales from 10% of net sales owed to Ayala to 1.5% of net sales owed under the Penn License. The royalty consideration of 1.5% of net sales owed to University of Pennsylvania going forward will apply to sales related to:

●	OST-HER2-related sales;

●	ADXS-503-related sales;

●	ADXS-504-related sales; and

●	Sales related to any new immunotherapy drug candidates created from the Lm platform during the term of our license with the University of Pennsylvania.

In addition, we have agreed to pay an annual fee to the Trustees of the University of Pennsylvania. In April 2025, the Company paid a fee of $266,317 for the six months ended June 30, 2025 for the period from April 9, 2025 through April 8, 2026.

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

As of June 30, 2025, we had paid the Up-Front Fee. The payment schedule for milestones and corresponding payment amounts is set forth below.

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

George Clinical. In June 2020, we entered into a services agreement, as amended, with George Clinical, Inc., a clinical contract research organization. Pursuant to this agreement, we engaged George Clinical to use its clinical research services for our study entitled “An Open Label, Phase 2 Study of Maintenance Therapy with OST-HER2 after Resection of Recurrent Osteosarcoma.” Under the terms of the agreement, we are required to pay to George Clinical certain fees described in the fee schedule below. The total new budget under the agreement is approximately $2,436,928. For the six months ended June 30, 2025 and 2024, we paid $0 and $86,687, respectively, to George Clinical. These payments have been recorded as research and development expenses in our Statement of Operations and Comprehensive Loss. The fee schedule for certain fees and corresponding payment amounts is set forth below.

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

George Clinical tracks and invoices us for the number of task units completed and pass-through costs are invoiced each month in arrears based on actual costs without mark-up. The PTC Fee Advance will be used to offset the first few months of invoices payable. As of June 30, 2025 and 2024, the balance due to George Clinical was $0 and $663,622, respectively. The services agreement has terminated on its terms.

Biolacuna Ltd

We have contracted with Biolacuna Ltd, a global life sciences advisory firm, to assist with the following agencies requirements to register OST-HER2 and gain approval of its use in the respective regions:

●	European Medicines Agency (EMA, Europe);

●	Medicines Evaluation Board (MEB, Netherlands);

●	Medicines and Healthcare products Regulatory Agency (MHRA, United Kingdom); and

●	U.S. Food and Drug Administration (FDA, United States).

For the six months ended June 30, 2025, we paid $459,485 in consulting fees, with accounts payable as of June 30, 2025 of $1,118,343.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2025, that the disclosure controls and procedures are not effective due to lack of segregation of duties as a result of limited personnel and insufficient written policies and procedures for accounting, information technology and financial reporting.

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any pending or threatened legal proceedings.

See also Note 6 to our financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

You should carefully consider the factors discussed under the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC on March 31, 2025, as such factors could materially affect our business, financial condition, and future results. The risks described in such annual report are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may have a material adverse impact on our business, financial condition, or results of operations. There have been no material changes to the risk factors identified in our most recent Annual Report on Form 10-K, other than as set forth below.

The issuance of shares in connection with the Offering and the resale of a significant number of shares by the selling stockholders, or the perception that such sales may occur, could adversely affect the market price of our common stock.

During the Inducement Period, we issued to the Holders New Warrants exercisable for an aggregate of 3,764,995 shares of common stock in exchange for the cash exercise of their Existing Warrants for an equal number of shares, pursuant to the Inducement Letters. In the future, we may issue additional shares of common stock or other securities convertible into or exercisable for common stock. These issuances and any future issuance could result in substantial dilution to our existing stockholders and negatively affect the market price of our common stock.

In addition, sales by the Holders of a significant number of shares of common stock, or the perception that such sales could occur, could materially adversely affect the trading price of our common stock. Even if the Holders do not sell their shares immediately, the registration of such shares for resale could increase market uncertainty and put downward pressure on our stock price. We cannot predict the effect, if any, that future sales or the availability of shares for sale will have on the trading price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2025, we issued 10,000 shares of common stock to an advisor in exchange for services. The shares of common stock were issued in reliance upon an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act.

Item 6. Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 24, 2025).

10.1	Form of Inducement Offer Letter (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 24, 2025).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Balance Sheets as of June 30, 2025 and December 31, 2024 (unaudited); (ii) Statements of Operations for the three and six months ended June 30, 2025 and 2024 (unaudited); (iii) Statements of Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2025 and 2024 (unaudited); (iv) Statements of Cash Flows for the six months ended June 30, 2025 and 2024 (unaudited); and (v) Notes to the Financial Statements (unaudited).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included as Exhibit 101).

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OS THERAPIES INCORPORATED

Date: August 18, 2025	By:	/s/ Paul Romness
Paul Romness
Chief Executive Officer
(Principal Executive Officer)

Date: August 18, 2025	By:	/s/ Christopher Acevedo
Christopher Acevedo
Chief Financial Officer
(Principal Financial and Accounting Officer)