Form 10-Q
period 2025-09-30
OS Therapies Inc
filed 2025-11-14
CIK 1795091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

or

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

The number of shares of the registrant’s common stock outstanding as of the close of business on November14, 2025 was 35,214,352.

TABLE OF CONTENTS

OS THERAPIES INCORPORATED

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OS Therapies Incorporated
Consolidated Balance Sheets

(unaudited)

	September 30, 2025	December 31, 2024
Current Assets
Cash	$1,876,626	$5,533,527
Employee Advances	41,852	-
Prepaid Expenses	403,213	-
Total Current Assets	2,321,691	5,533,527
Long-Term Assets
Fixed Assets (Net)	3,185	5,270
Patents (Net of Amortization)	6,628,375	-
TOTAL ASSETS	$8,953,251	$5,538,797

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$3,374,287	$1,662,068
Accrued Expenses	395,450	521,010
Accrued Payroll and Payroll Taxes – Related Party	-	97,257
Accrued Payroll and Payroll Taxes	614	-
Preferred Dividends Payable	375,000	375,000
Warrant Liability	-	1,971,975
Total Current Liabilities	4,145,351	4,627,310
Long-Term Liabilities
TEDCO Grant	100,000	100,000
Total Long-Term Liabilities	100,000	100,000
Total Liabilities	4,245,351	4,727,310

Commitments and contingencies (See Note 6)
MEZZANINE EQUITY:
Series A Convertible Preferred Stock, par value $0.001, 2,500,000 shares authorized; 392,500 and 1,512,500 issued and outstanding, respectively	1,070,705	4,078,025
Total Mezzanine Equity	1,070,705	4,078,025

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock A, par value $0.001, 50,000,000 shares authorized; 33,269,981 and 20,869,908 issued and outstanding, respectively	33,270	20,870
Preferred Stock, par value $0.001, 5,000,000 shares authorized; 0 and 0 issued and outstanding, respectively	-	-
Additional paid-in capital	57,329,311	35,144,967
Accumulated deficit	(53,725,386)	(38,432,375)
Total Stockholders’ Equity (Deficit)	3,637,195	(3,266,538)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,953,251	$5,538,797

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OS Therapies Incorporated
Consolidated Statements of Operations
(unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
OPERATING EXPENSES
Research & Development	$3,755,335	$1,210,216	$7,563,988	$1,968,591
General & Administrative	3,124,260	1,227,177	9,153,821	1,878,831
Loss from Operations	(6,879,595)	(2,437,393)	(16,717,809)	(3,847,422)

OTHER INCOME/EXPENSE
Interest Income	65	—	195	1
Interest Expense	—	(437,839)	—	(2,044,283)
Change in Fair Value of Warrant Liability	—	—	1,424,603	—
TOTAL OTHER INCOME/EXPENSE	65	(437,839)	1,424,798	(2,044,282)

NET LOSS	(6,879,530)	(2,875,232)	(15,293,011)	(5,891,704)

Cumulative Series A Preferred Stock Dividend Requirement	—	—	—	(31,250)
NET LOSS available to common shareholders	$(6,879,530)	$(2,875,232)	$(15,293,011)	$(5,922,954)

Weighted Average # of Shares	31,956,686	15,897,460	27,390,472	9,249,951
Basic & Diluted Loss per Common Share Outstanding	$(0.21)	$(0.18)	$(0.57)	$(0.64)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OS Therapies Incorporated

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

	Common Stock		Preferred Stock		Additional		Total
	CS – Shares		Shares Par		Paid-in	Accumulated	Stockholders’
	CS – Par		Amount		Capital	Deficit	Equity (Deficit)
Balances, December 31, 2023	5,340,000	$5,340	1,302,082	1,302	$5,495,330	$(29,518,187)	$(24,016,215)
Conversion of Preferred Stock to Common Stock	651,041	651	(1,302,082)	(1,302)	651	-	-
Preferred Dividends	-	-	-	-	-	(31,250)	(31,250)
Net Loss	-	-	-	-	-	(1,458,992)	(1,458,992)
Balances, March 31, 2024	5,991,041	$5,991	-	$-	$5,495,981	$(31,008,429)	$(25,506,457)
Net Loss	-	-	-	-	-	(1,557,480)	(1,557,480)
Balances, June 30, 2024	5,991,041	$5,991	-	$-	$5,495,981	$(32,565,909)	$(27,063,937)
Issuance of Common Stock IPO	1,600,000	1,600	-	-	4,473,626	-	4,475,226
Conversion of Convertible Notes to Common Stock	13,153,396	13,153	-	-	24,743,662	-	24,756,815
Conversion of Warrants to Common Stock	116,313	116	-	-	(116)	-	-
Issuance of Common Stock to Investment Advisor - Settlement	320,133	320	-	-	(320)	-	-
Net Loss	-	-	-	-	-	(2,875,232)	(2,875,232)
Balances, September 30, 2024	21,180,883	$21,180	-	$-	$34,712,833	$(35,441,141)	$(707,128)

Balances, December 31, 2024	20,869,908	$20,870	-	$-	$35,144,967	$(38,432,375)	$(3,266,538)
Commitment shares issued for Equity Line of Credit	157,407	157	-	-	568,078	-	568,235
Shares issued for Services	320,000	321	-	-	1,446,980	-	1,447,301
Stock-based compensation	-	-	-	-	941,283	-	941,283
Net Loss	-	-	-	-	-	(3,876,859)	(3,876,859)
Balances, March 31, 2025	21,347,315	$21,348	-	$-	$38,101,308	$(42,309,234)	$(4,186,578)
Conversion of Preferred Shares Mezzanine Equity to Common Stock	3,962,129	3,962	-	-	2,988,070	-	2,992,032
Issuance Common Stock Patent License	2,164,215	2,164	-	-	3,492,900	-	3,495,064
Conversion of Warrants to Common Stock	2,181,257	2,181	-	-	2,481,284	-	2,483,465
Common Stock Shares issued for Services	10,000	10	-	-	9,990	-	10,000
APIC Warrants Liability Reclass Preferred Stock	-	-	-	-	878,153	-	878,153
APIC Warrants Patent License	-	-	-	-	2,902,951	-	2,902,951
Stock-based compensation	-	-	-	-	905,182	-	905,182
Net Loss	-	-	-	-	-	(4,536,622)	(4,536,622)
Balances, June 30, 2025	29,664,916	$29,665	-	$-	$51,759,838	$(46,845,856)	$4,943,647
Conversion of Preferred Shares Mezzanine Equity to Common Stock	977,679	978	-	-	737,111	-	738,089
Common Stock Shares issued for Services	120,000	120	-	-	239,133	-	239,253
Conversion of Warrants to Common Stock	2,507,386	2,507	-	-	2,728,298	-	2,730,805
APIC Warrants Purchase of Prepaid Warrants	-	-	-	-	1,050,000	-	1,050,000
Stock-based compensation	-	-	-	-	814,931	-	814,931
Net Loss	-	-	-	-	-	(6,879,530)	(6,879,530)
Balances, September 30, 2025	33,269,981	$33,270	-	$-	$57,329,311	$(53,725,386)	$3,637,195

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OS Therapies Incorporated
Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2025 and 2024

(unaudited)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,293,011)	$(5,891,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization expense	238,147	1,390
Amortization of Debt Discounts Issuance and Warrants	-	1,425,679
Change in value of Warrant Liabilities	(1,424,603)	-
Commitment Shares issued for Equity Line of Credit	568,235	-
Common Shares issuance for services	595,841	-
Stock-based Compensation	2,661,397	-
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid Expenses	697,500	(35,000)
Employee Advances	(41,852)	(77,500)
Accounts Payable	1,712,219	(943,434)
Accrued Expenses	(125,560)	133,900
Accrued Interest on Convertible Notes	-	613,605
Accrued Payroll and payroll taxes	(96,643)	(134,654)
Net cash used in operating activities	(10,508,330)	(4,907,718)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent License Acquisition	(466,423)	-
Net cash used in investing activities	(466,423)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of Preferred Stock and related Warrants	1,053,582	-
Common Stock Issuance for Warrant Exercise	6,264,270	-
Short-Term Borrowings	-	250,000
Short-Term Loan Repayments	-	(250,000)
Initial Public Offering (Net of Fees)	-	5,225,840
Net Proceeds from Conversion of Debt A, B, C, D, E & F	-	1,501,000
Net cash provided by financing activities	7,317,852	6,726,840

Net change in cash	(3,656,901)	1,819,122
Cash – beginning of period	5,533,527	38,982
Cash – end of period	$1,876,626	$1,858,104

Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Discount on Notes Payable – redemption premium	-	750,500
Dividends Payable	-	31,250
Mezzanine Equity Conversion (Net of Costs)	3,730,121	-
Conversion of Preferred Stock to Common Stock	-	1,302
Amortization of deferred offering costs	-	751,050
Conversion of Convertible Notes into Common Stock	-	24,757,252
Conversion of Warrants into Common Stock	-	116
Issuance of Common Stock to Investor Advisor - Settlement	-	320
Common Stock issued for Patent Purchase	6,398,015	-
Reclassification of Warrants Liability to equity	878,153	-
Shares issued for prepaid services	$1,100,713	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024
(unaudited)

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS, LIQUIDITY, AND RISK FACTORS

OS Therapies Incorporated (“we,” “us,” “our,” the “Company”) is a Delaware corporation incorporated on June 24, 2019. It is based in Rockville, Maryland. The Company is the successor to an LLC formed in 2018.

The Company intends to focus on the identification, development, and commercialization of treatments for Osteosarcoma and other related diseases. As of September 30, 2025, there is one ongoing clinical trial for Osteosarcoma therapy.

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

OS Therapies UK LTD – Subsidiary

The Company formed OS Therapies UK LTD, a corporation formed in the United Kingdom and wholly owned subsidiary of the Company, on August 29, 2025. The entity is a shell at present and has no assets or liabilities. The Company intends on entering into a loan agreement that is pending with this subsidiary, pursuant to which the Company will move all research and development activities to this entity.

Liquidity

The Company has prepared its consolidated financial statements on a going concern basis, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. However, the Company has incurred net losses since its inception and has negative operating cash flows. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

As of September 30, 2025, the Company had cash of $1,876,626. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital. The Company is currently seeking to raise additional capital through a public or private financing of equity; although there can be no assurances the Company will be successful in such a campaign.

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024
(unaudited)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of U.S. Securities and Exchange Commission (“SEC”). The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. The Company consolidates all entities in which it has a controlling financial interest.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in its consolidated financial statements and accompanying notes. On an ongoing basis, management evaluates these estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that management believes to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from management’s estimates.

Cash

Cash consists primarily of deposits with commercial banks and financial institutions. The Company maintains cash balances at various financial institutions. Both interest and non-interest-bearing accounts with the same insured depository institution are insured by the Federal Deposit Insurance Corporation (FDIC) for a combined total of $250,000. In the normal course of business, the Company may have deposits that exceed the FDIC insured limit. The Company believes that it is not subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of September 30, 2025 and December 31, 2024, Chase Bank checking account had $1,363,185 and $5,216,354, respectively, and the Chase Bank savings account had $20,215 and $20,021, respectively. As of September 30, 2025 and December 31, 2024, SVB Bank checking account had $483,225 and $287,173, respectively, and the SVB money market account had $10,000 and $10,000, respectively. The Chase Bank and SVB Bank checking accounts were in excess of the FDIC limits for September 30, 2025.

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

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Fixed Asset Policy

A capital asset is defined as a unit of property that has an economic useful life that extends beyond 12 months. Any items costing below the threshold or not fitting the definition of a capital asset will be expensed in the consolidated financial statements. All capital assets are recorded at historical cost as of the date acquired. Computer assets will be capitalized and Straight-Line depreciated over five years for financial statement purposes.

Patent Amortization

In connection with the HER2 Purchase Agreement (as defined below), the Company acquired the HER2 Assets (as defined below) from Ayala (as defined below), including the assignment by Ayala of a license agreement with the Trustees of the University of Pennsylvania, on April 9, 2025. The amortization expense is derived quarterly, based on the legal life of such assets on a straight-line basis. The three-month and nine-month amortization expense for the period ended September 30, 2025 was $124,243 and $236,062, respectively.

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

The group of patents and the licensing is primarily focused on a set of patents for “Compositions and Methods for Evaluating Potency of Listeria-Based Immunotherapeutics,” which is the primary patent the Company utilizes in its treatments. This group of patents has an effective filing date on April 19, 2019. Based on such date, the group has an estimated remaining useful life of 14 years, with amortization expense of $ 236,062 and $0, respectively, for the nine months ended September 30, 2025 and 2024.

As of September 30, 2025, estimated amortization expenses related to the Company’s intangible assets for the years 2025 through 2039 and thereafter are as follows:

Year
2025	$360,305
2026	496,972
2027	496,972
2028	496,972
2029	496,972
2030 and thereafter	4,516,245
Total	$6,864,438

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets or the asset groups are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the estimated discounted future net cash flows arising from the assets or asset groups. No impairment losses on long-lived assets have been recorded for the periods ended September 30, 2025 and December 31, 2024.

Deferred Offering Costs

Deferred offering costs consist of capitalized underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Company’s initial public offering and that were charged to stockholders’ equity upon the completion of such offering. As of September 30, 2025 and December 31, 2024, the Company did not have any capitalized deferred offering costs. Upon completion of the Company’s initial public offering on August 2, 2024, the deferred offering costs were charged to stockholders’ deficit.

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

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

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

The Company follows the guidance in ASC Topic 740-10 in assessing uncertain tax positions. The standard applies to all tax positions and clarifies the recognition of tax benefits in the consolidated financial statements by providing for a two-step approach of recognition and measurement. The first step involves assessing whether the tax position is more-likely-than-not to be sustained upon examination based upon its technical merits. The second step involves measurement of the amount to be recognized.

Tax positions that meet the more-likely than-not threshold are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate finalization with the taxing authority. The Company recognizes the impact of an uncertain income tax position in the consolidated financial statements if it believes that the position is more likely than not to be sustained by the relevant taxing authority.

The Company will recognize interest and penalties related to tax positions in income tax expense. As of September 30, 2025 and December 31, 2024, the Company had no unrecognized uncertain income tax positions.

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

Below is a table listing all preferred stock and common stock equivalents.

Common Stock Equivalents	9/30/2025	12/31/2024
Series A Convertible Preferred Stock	1,401,786	-
Underwriter/Placement Agent Warrants	319,711	280,448
Inducement New Warrants	4,566,391	-
Prepaid Common Stock Investors	937,500	-
Ayala Prepaid Warrants	2,166,381	-
Series A Warrants	1,337,947	1,512,500
Total	10,729,716	1,792,948

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Stockholder approval was obtained on April 9, 2025 for the issuance of the shares of common stock underlying the Company’s Series A Preferred Stock, which are being treated as Mezzanine Equity, and the Series A Warrants. The conversion price and exercise price, as applicable, of the Company’s Series A Preferred Stock and the Series A Warrants was automatically reset to $1.12 per share based on the volume weight average price of the Company’s common stock for the 10 trading days immediately preceding April 9, 2025, creating a conversion multiplier of 3.571429 of common shares to preferred shares. The number of non-converted shares of Series A Preferred Stock outstanding as of September 30, 2025 was 392,500 shares, with a 3.571429 conversion multiplier that equates to 1,401,786 shares of common stock.

112,000 shares of common stock underlying underwriter warrants issued in connection with our initial public offering were outstanding as of September 30, 2025. 207,711 shares of common stock underlying warrants issued to the placement agents in connection with our PIPE financing in December 2024 and January 2025 were outstanding as of September 30, 2025, totaling 319,711 shares of common stock underlying underwriter/placement agent warrants.

Warrant holders who converted their existing warrants during the Company’s two warrant exercise and inducement offerings held open during the period from June 23 to July 10, 2025 and August 29 to September 1, 2025, respectively, received a new warrant at an exercise price of $3.00 per share. As of September 30, 2025, existing warrants to purchase an aggregate of 4,566,391 shares of common stock were exercised in exchange for new warrants to purchase an aggregate of 4,566,391 shares of common stock.

A Warrant holder who pre-funded the conversion its existing warrants during the Company’s warrant exercise and inducement offerings during the period from August 29 to September 1, 2025 received an aggregate of 937,500 prepaid shares of common stock.

As of September 30, 2025, Ayala continued to hold a prepaid warrant to purchase 2,166,381 shares of common stock.

As of September 30, 2025, holders of Series A Warrants from the Company’s PIPE financing in December 2024 and January 2025 continued to hold Series A Warrants to purchase an aggregate of 1,337,947 shares of common stock.

1,720,054 shares of common stock underlying the Series A Warrants were outstanding as of September 30, 2025.

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

Warrant liability is recorded at fair value. Currently, there is not an observable market for this type of derivative. Due to the lack of relevant and market reflective Level 1 and Level 2 inputs, the Company valued the warrant liability using Level 3 inputs, which require significant judgment and estimates on behalf of management in developing model assumptions. As of September 30, 2025 and December 31, 2024, the carrying value of the warrant liability in the aggregate was $0 and $1,971,975, respectively (See Note 8).

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

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

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

NOTE 3 — RELATED PARTY TRANSACTIONS

Accrued Payroll

On September 30, 2025 and December 31, 2024, the Company had a payroll payable to the CEO of $0 and $8,871, respectively, and related payroll taxes payable of $0 and $88,386, respectively. During the period ended September 30, 2025 and December 31, 2024, the Company made advances on the payroll payable, and the CEO made repayments.

The following summarizes activity in respect to payroll advances to the CEO:

Balance December 31, 2023	$191,198
Advances during 2024	222,875
Repayment	(414,073)
Balance December 31, 2024	$—
Advances during 2025	122,852
Repayments 2025	(81,000)
Balance September 30, 2025	$41,852

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

NOTE 3 — RELATED PARTY TRANSACTIONS (cont.)

In the second and third quarters of 2024, paychecks were issued to Paul Romness, CEO. The paychecks comprised the remaining balance of backpay, less all 2024 payroll advances. The payroll taxes were paid that were associated with the backpay and regular pay and are fully paid. The balance of accrued payroll for Mr. Romness on September 30, 2025 of $0.

All related party payroll advances shown as employee advances for Mr. Romness in the nine months ended September 30, 2025 are expected to be repaid in 2025. Related party payroll advances for Mr. Romness had a balance of $41,852 in the nine months ended September 30, 2025. All advances in the nine months ended September 30, 2024 were repaid in full as of December 31, 2024.

Related Parties — Convertible Debt

Ted Search and John Ciccio, collectively known as Mill River Partners LLC, are members of the Board and held convertible notes with face amounts of $0 and $0 as of September 30, 2025 and December 31, 2024, respectively. The convertible notes were converted into common stock upon consummation of the Company’s initial public offering on August 2, 2024.

Related Party Accounting Fees

The Company has a bill in accounts payable of $15,925 for the period ended September 30, 2025 and $26,765 for the period ended December 31, 2024 to Shore Accountants MD Inc., an outside accounting firm that handles payroll, bookkeeping and tax preparation, and is 100% owned by Christopher Acevedo, the CFO.

NOTE 4 — CONVERTIBLE DEBT

Convertible Debt

The Company’s convertible notes are separated into seven groups — A, B, C, D, E, F and BlinkBio — per the table below:

					September 30, 2025	December 31, 2024
				Conversion	Carrying	Carrying
Group	Rate	Maturity	Collateral	Rate	Amount	Amount
A	10%	10/31/2025	None	80% - 87.5%	$—	$—
B	6%	10/31/2025	None	80%	$—	$—
C	6%	10/31/2025	None	80%	$—	$—
D	6%	10/31/2025	None	50%	$—	$—
E	6%	10/31/2025	None	50%	$—	$—
F	6%	10/31/2025	None	50%	$—	$—
Blink Bio	10%	3/15/2022	None	100%	$—	$—

The above convertible notes were all converted into common stock on August 2, 2024 upon consummation of the Company’s initial public offering.

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

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

The convertible debt balance on September 30, 2025 and September 30, 2024 is summarized as follows:

	As of	As of
	September 30,	September 30,
Debt A	2025	2024
Principal amount outstanding	$-	$1,154,000
Less: discounts (issuance, redemptions)	-	(184,614)
Amortization of discounts	-	184,607
Carrying value	-	1,153,993
Less Related Party Portion	-	(100,000)
Convertible Notes – A	$-	$1,053,993

The balance as of December 31, 2024 was $0, as the notes converted into shares of common stock in connection with the closing of the Company’s initial public offering on August 2, 2024.

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

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

The convertible debt balance at September 30, 2025 and September 30, 2024 is summarized as follows:

	As of	As of
	September 30,	September 30,
Debt B	2025	2024
Principal amount outstanding	$-	$5,154,000
Less: discounts (issuance, redemptions, warrants)	-	(1,818,939)
Amortization of discounts	-	1,818,939
Carrying value	$-	$5,154,000

The balance as of December 31, 2024 was $0, as the notes converted into shares of common stock in connection with the closing of the Company’s initial public offering on August 2, 2024.

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

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

The convertible debt balance on September 30, 2025 and September 30, 2024 is summarized as follows:

	As of	As of
	September 30,	September 30,
Debt C	2025	2024
Principal amount outstanding	$-	$3,945,020
Less: discounts (issuance, redemptions, warrants)	-	(1,088,223)
Amortization of discounts	-	1,088,223
Carrying value	$-	$3,945,020

The balance as of December 31, 2024 was $0, as the notes converted into shares of common stock in connection with the closing of the Company’s initial public offering on August 2, 2024.

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

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

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

NOTE 4 — CONVERTIBLE DEBT (cont.)

The convertible debt balance at September 30, 2025 and September 30, 2024 is summarized as follows:

	As of	As of
	September 30,	September 30,
Debt D	2025	2024
Principal amount outstanding	$-	$2,000,000
Less: discounts (issuance, redemptions, warrants)	-	(1,864,654)
Amortization of discounts	-	1,864,654
Carrying value	$-	$2,000,000

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

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

NOTE 4 — CONVERTIBLE DEBT (cont.)

The convertible debt balance at September 30, 2025 and September 30, 2024 is summarized as follows:

	As of	As of
	September 30,	September 30,
Debt E	2025	2024
Principal amount outstanding	$-	$1,100,000
Less: discounts (issuance, redemptions, warrants)	-	(550,000)
Amortization of discounts	-	550,000
Carrying value	-	1,100,000
Less related party portion	-	(50,000)
Convertible Notes – E	$-	$1,050,000

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

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

NOTE 4 — CONVERTIBLE DEBT (cont.)

The convertible debt balance at September 30, 2025 and September 30, 2024 is summarized as follows:

	As of	As of
	September 30,	September 30,
Debt F	2025	2024
Principal amount outstanding	$-	$3,433,500
Less: discounts (issuance, redemptions, warrants)	-	(1,212,718)
Amortization of discounts	-	874,436
Carrying value	$-	$3,095,218

The balance as of December 31, 2024 was $0, as the notes converted into shares of common stock in connection with the closing of the Company’s initial public offering on August 2, 2024.

Redemption Liability

The fair value of the redemption liability is calculated under Level 3 of the fair value hierarchy, is determined based upon a Probability-Weighted of Expected Returns Model (“PWERM”). This PWERM was determined to be the most appropriate method of estimating the value of possible redemption or conversion outcomes over time, since the Company did not enter into a priced equity round through June 30, 2024. The fair value of the redemption liability is calculated using the initial value of the convertible note less the debt discount rate of 12.5% in Group A, 20% in Groups B and C, and 50% in Groups D, E and F. The redemption liability is then amortized over the remaining life of the note, utilizing the interest rates of 10% and 6% respectively for the groups. The life of each note in Group A is for a set period of 3 years, and is variable in Groups B, C, D, E and F with a range of 12 months to 3 years. The Company retains the option to negotiate an extended maturity date for Groups B, C, D, E and F. The new embedded redemption values were $0 for the nine months ended September 30, 2025 and the year ended December 31, 2024. On August 2, 2024, the Company consummated its initial public offering, and the convertible notes, including accrued interest, converted into shares of the Company’s common stock. The redemption liability was closed to stockholders’ equity on such date.

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

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

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

The Company issued all of the make-whole shares due to the director and officers in October 2024, and therefore, the current balance due for each of the periods ended September 30, 2025 and December 31, 2024 was $0.

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

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

Warrants earned in 2022, 2021 and 2020 have been accounted for as a discount to the associated convertible debt with the discounts amortized over the term of the related debt. The Debt Discount Accretion expense in warrants in the nine months ended September 30, 2025 was $0 and in the nine months ended September 30, 2024 was $49,840. The total unamortized discount of those warrants was $0 and $0 as of September 30, 2025 and December 31, 2024, respectively.

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

On December 24, 2024, the Company entered into the Purchase Agreement and, in connection therewith, Brookline earned warrants initially exercisable into an aggregate of 39,918 shares at an initial exercise price of $4.40 per share, which were subsequently adjusted to 156,821 shares at an exercise price of $1.12 per share, and subject to further adjustment as set forth therein. The warrants are exercisable by the holder for a period of five years from April 9, 2025. As of September 30, 2025, warrants to purchase an aggregate of 156,821 shares were outstanding.

In connection with the Purchase Agreement, Ceros earned warrants initially exercisable into an aggregate of 13,951 shares at an initial exercise price of $4.40 per share, which were subsequently adjusted to 54,807 shares at an exercise price of $1.12 per share, and subject to further adjustment as set forth therein. The warrants are exercisable by the holder for a period of five years from April 9, 2025. As of September 30, 2025, warrants to purchase an aggregate of 52,872 shares were outstanding.

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

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

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

Rental Agreement

The Company has rented, on a month-to-month basis, a virtual office at JLabs in New York, New York (owned by Johnson & Johnson). The current rent for Johnson and Johnson is $787.50 per month, with rent expense for the nine months ended September 30, 2025 and 2024 of $5,513 and $1,750, respectively.

License Obligation and Manufacturing Agreements Advaxis (now Ayala)

The Company entered into an exclusive license agreement with Advaxis, Inc. in September 2018, as amended, pursuant to which it acquired the right to develop and commercialize Advaxis HER2 Construct, the Company’s product candidate and the use of Advaxis HER2 Construct patents.

Per the agreement, all milestone payments were non-creditable and non-refundable and were due and payable upon the occurrence of the corresponding milestone event. For clarity, each milestone payment was payable only once. As of December 31, 2020, the Funding Milestone had been achieved and payment in full was made in January 2021. As of May 2021, the second milestone had been completed and paid. For the nine months ended September 30, 2025 and for the year ended December 31, 2024, no payments were made. A $400,000 payment was made to Ayala, together with payment of stock consideration, in connection with the Company’s purchase of the HER2 Assets on April 9, 2025, terminating this license agreement.

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

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

Additionally, on an aggregate basis across all licensed products during the royalty term, the Company agreed to pay quarterly to Advaxis royalties on net sales of licensed products, royalty rates range from a percentage in the high single digits to low double digits. No royalties were payable in the nine months ended September 30, 2025 and for the year ended December 31, 2024.

In connection with the purchase of the HER2 Assets, the license agreement is terminated, and no further royalties to Ayala will be due.

BlinkBio

In July 2020, the Company entered into a Licensing Agreement with BlinkBio, Inc., to utilize their proprietary technology. As of August 2020, the $300,000 License fee was fully paid and recorded in license expense. These payments have been recorded in the Licensing expenses of the accompanying statement of operations. No payments were due or made in 2024 or the nine months ended September 30, 2025. The Company is studying the drug and is pursuing science that will lead to a toxicology study; however, the work is in its early stages. A payment schedule for future milestones is summarized below.

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

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

NOTE 6 — COMMITMENTS AND CONTINGENCIES (cont.)

The Company will make the cash payments set forth in the table above by wire transfer of immediately available funds, to BlinkBio within 30 days of the occurrence of each milestone set forth with respect to the first Product to attain each such milestone, except that the first Milestone above will apply with respect to The Company’s first product candidate. During the Royalty Term, the Company will pay BlinkBio a royalty of 6% on Net Sales on a Product-by-Product and country-by-country basis during the Royalty Term, in a country in which no Valid Claim Covers the manufacture, use, or sale of a Product, the royalty on Net Sales of such Product in such country will be reduced to 3%. No royalties were due in the nine months ended September 30, 2025 and for the year ended December 31, 2024.

For the avoidance of doubt, each milestone payment will be payable only once, and the aggregate amount of Milestone payments payable hereunder will not exceed $22,375,000. A Milestone may be achieved by the Company or a Commercial Sublicensee.

George Clinical Inc.

In June 2020, the Company entered into a Research Service Agreement, as amended, with George Clinical Inc., to use their clinical research services for the Company’s study: “An Open Label, Phase 2 Study of Maintenance Therapy with OST-HER2 after Resection of Recurrent Osteosarcoma”. Under the terms of the agreement, the Company is required to pay to George Clinical certain fees described in the fee schedule below. The total budget under the agreement is approximately $2,436,928. For the nine months ended September 30, 2025 and 2024, the total research and development expenses recorded in the statement of operations was $0 and $86,687, respectively. The fee schedule for certain fees and corresponding payment amounts is set forth below.

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

George Clinical will track and invoice the Company for the number of task units completed and pass-through costs will be invoiced each month in arrears based on actual costs without mark-up. The PTC Advance Fee will be used to offset final pass-through fees payable. As of September 30, 2025, the balance due to George Clinical was $0, and the services agreement has terminated on its terms.

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

For the nine months ended September 30, 2025, the Company has paid $2,397,131 in consulting fees, with accounts payable as of September 30, 2025 of $2,022,496. The contract with Biolacuna is estimated to exceed $5.2 million in 2025.

OS Therapies Incorporated

Notes to the Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

NOTE 6 — COMMITMENTS AND CONTINGENCIES (cont.)

Trustees for the University of Pennsylvania

In connection with the purchase of the HER2 Assets, the Company was assigned by Ayala a licensing agreement with the Trustees of the University of Pennsylvania for HER2 Constructs, the Company’s lead product candidate, and the use of Advaxis HER2 Constructs. The Company has agreed to pay an annual fee to the Trustees of the University of Pennsylvania. In April 2025, the Company paid a fee of $266,317 for the nine months ended September 30, 2025. In addition, the Company has agreed to pay a royalty of 1.5% of net sales related to:

●	OST-HER2-related sales;

●	ADXS-503-related sales;

●	ADXS-504-related sales; and

●	Sales related to any new immunotherapy drug candidates created from the Lm platform during the term of such license.

Legal Proceedings

From time to time, the Company may be involved in disputes, including litigation, relating to claims arising out of operations in the normal course of business. Any of these claims could subject the Company to costly legal expenses and, while management generally believes that there will be adequate insurance to cover different liabilities at such time the Company becomes a public company and commences clinical trials, the Company’s future insurance carriers may deny coverage or policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on the results of operations and financial position. Additionally, any such claims, whether or not successful, could damage the Company’s reputation and business. The Company is currently not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, could have a material adverse effect on the Company’s results of operations or financial position. The Company participated in an arbitration hearing that ended on November 7, 2025 for a claim brought by its former investment advisor. The claim is for underwriter compensation for the Company’s initial public offering in August 2024 along with any Company equity offerings that continue for a period of 12 months thereafter. The Company awaits a formal ruling by the arbitrators, which could take two to three months. The Company expects a resolution in February 2026.

NOTE 7 — EQUITY

Common Stock

In 2021, the Company split common stock into two classes with fifty million shares of Class A common stock, $0.001 par value per share (“Class A Common Stock”) designated and twenty million shares of Class B common stock, $0.001 par value per share (“Class B Common Stock”). On February 9, 2024, the Company changed the name of the Class A Common Stock and Class B Common Stock to combine into the name common stock, with 50,000,000 shares authorized. As of September 30, 2025 and December 31, 2024, the Company had 33,269,981 and 20,869,908 shares of common stock outstanding, respectively. Common stock has voting rights.

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

During the three months ended June 30, 2025, the Company issued (i) 3,962,129 shares of common stock in connection with conversions of Series A Preferred Stock, (ii) 2,164,215 shares of common stock in connection with the purchase of the HER2 Assets, (iii) 2,166,381 pre-funded warrants in connection with the purchase of the HER2 Assets, (iv) 10,000 shares of common stock to an advisor in exchange for services and (v) 2,181,257 shares of common stock in connection with the Company’s warrant exercise inducement and exchange offering.

During the three months ended September 30, 2025, the Company issued (i) 977,679 shares of common stock in connection with conversions of Series A Preferred Stock, (ii) 2,507,386 shares of common stock in connection with the Company’s warrant exercise inducement and exchange offering and (iii) 120,000 shares of common stock to an advisor in exchange for services. Additionally, the Company received $1,050,000 in gross proceeds, which was recorded as additional paid-in capital, from the exercise of Series A Warrants to purchase 937,500 shares of common stock, which were issued subsequent to September 30, 2025.

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

NOTE 7 — EQUITY (cont.)

During two warrant exercise inducement period from June 23 to July 10, 2025 and August 29 to September 1, 2025, all warrant holders of the Series A Warrants that exercised such warrants at the then-current exercise price of $1.12 per share received a new warrant to purchase a number of shares of common stock equal to the number of shares exercised. Such new warrants have an exercise price of $3.00 per share and a term of exercise of five years from the date of issuance and are immediately exercisable.

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

The dividend due for the nine months ended September 30, 2025 and for the year ended December 31, 2024 was $0 and $31,250, respectively, for a total accrued dividend payable at September 30, 2025 of $375,000.

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

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

(unaudited)

NOTE 7 — EQUITY (cont.)

Stock Options

The following are the common stock options issued to employees and consultants for services during the nine months ended September 30, 2025:

Common Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Intrinsic Value
Outstanding at January 1, 2025	2,866,750	$1.86	3.92	-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2025	2,866,750	$1.86	3.92	-
Exercisable at September 30, 2025	-	-	-	-

The fair value of the options granted during the year ended December 31, 2024 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

December 31, 2024
Volatility (based on peer companies)	106%
Risk Free Interest Rate	4.09
Dividends	None
Estimated Life in years	2.95

During the nine months ended September 30, 2025 and 2024, the Company recognized share-based compensation expense of $2,661,396 and $0, respectively, related to common stock options. The Company expects to recognize additional compensation expense of $582,731 in fourth quarter of 2025 related to these common stock options assuming all awards will vest.

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

The Mezzanine Equity during the period from April 9, 2025 through September 30, 2025 had converted to 4,939,808 shares of common stock. Of the original 1,775,750 shares of Series A Preferred Stock, a total of 273,750 and 1,383,250 shares were converted during the three months and nine months ended September 30, 2025, respectively.

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

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

As of September 30, 2025, the carrying value of the Warrant liability in aggregate was $0. For the nine months ended September 30, 2025, the Company recorded a gain on the change in fair value of the Warrant Liability in the amount of $1,424,603 and a $878,153 deduction due to reclassification to equity. As of September 30, 2025 and December 31, 2024, the carrying value of the Warrant liability in aggregate was $0 and $1,971,975, respectively.

The Series A Preferred Stock and Warrants were issued in a basket transaction. When two or more instruments are issued in a basket transaction and some instruments will be remeasured at fair value, the proceeds are first allocated to the instruments recorded at their fair value. Next, the residual method is used to allocate the proceeds to the instrument(s) that are not remeasured at fair value. In this case, the Warrant is subsequently measured at fair value, and the Series A Preferred Stock instrument is measured at initial carrying value. The Company will first allocate the proceeds to the Warrant liability, with the residual allocated to the Series A Preferred Stock liability. The following tables reflect the allocation of the cash proceeds and changes in Warrant Liability in the consolidated statement of operations as of and for the period from December 31, 2024 to September 30, 2025.

As of September 30, 2025
Cash proceeds	$7,103,000
Fair value of Warrant liability	(2,302,756)
Residual value allocated to Series A Preferred Stock	(4,800,244)
Unallocated cash proceeds	$-

For the nine months ended September 30, 2025
Warrant Liability as of December 31, 2024	$1,971,975
Additional Warrant Liability on January 14, 2025	330,781
Gain on the change in fair value of Warrant Liability as of March 31, 2025	(1,122,561)
Warrant Liability as of March 31, 2025	1,180,195
Gain on the change in fair value of Warrant Liability as of April 9, 2025	(302,042)
Stockholder approval on April 9, 2025 - warrants turn into Equity	(878,153)
Warrant Liability as of September 30, 2025	$—

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2025 and 2024

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
OPERATING EXPENSES
Research & Development	$3,755,335	$1,210,216	$7,563,988	$1,968,591
General & Administrative	3,124,260	1,227,177	9,153,821	1,878,831
Loss from Operations	(6,879,595)	(2,437,393)	(16,717,809)	(3,847,422)

OTHER INCOME/EXPENSE
Interest Income	65	-	195	1
Interest Expense	-	(437,839)	-	(2,044,283)
Change in Fair Value of Warrant Liability	-	-	1,424,603	-
TOTAL OTHER INCOME/EXPENSE	65	(437,839)	1,424,798	(2,044,282)

NET LOSS	(6,879,530)	(2,875,232)	(15,293,011)	(5,891,704)

NOTE 10 — SUBSEQUENT EVENTS

Series A Warrant Exercises – On October 15, 2025, Series A Warrants were exercised for an aggregate of 1,250,000 prepaid shares of common stock, 950,000 of which were paid for and issued and 300,000 shares of which have been paid for and are available for issuance at a future date. On November 12, 2025, Series A Warrants were exercised for an aggregate of 558,036 prepaid shares of common stock, which have been paid for and are available for issuance at a future date.

Ayala Share Issuance – On November 3, 2025, following stockholder approval at the Company’s 2025 annual meeting of stockholders, the Company issued to Ayala 444,041 shares of common stock owed to it pursuant to the HER2 Purchase Agreement.

Filing of Registration Statement on Form S-3 – On August 8, 2025, the Company filed a registration statement on Form S-3, containing (i) a base prospectus, which covers the offering, issuance and sale by the Company of up to $100,000,000 in the aggregate of the securities identified therein from time to time in one or more offerings, and (ii) an at the market offering prospectus supplement, which covers the offer, issuance and sale of up to a maximum aggregate offering price of up to $18,000,000 of the Company’s common stock that may be issued and sold from time to time under an at market issuance sales agreement. As of the date of this report, the Company has sold an aggregate of 189,600 shares of common stock under the market issuance sales agreement.

Annual Meeting Approvals – On October 21, 2025, the Company held its 2025 annual meeting of stockholders, whereby the stockholders approved the following proposals, among others: (i) the issuance to Ayala of 441,041 shares owed to it pursuant to the HER2 Purchase Agreement, (ii) an amendment of the Company’s third amended and restated certificate of incorporation, as amended, to increase the number of shares of the Company’s common stock authorized for issuance thereunder from 50 million to 150 million, (iii) an amendment to the Company’s 2023 Incentive Compensation Plan, as amended, to (a) increase the number of shares of common stock available for issuance thereunder from 4 million to 10 million and (b) increase the maximum number of shares of common stock granted to any one individual that is intended to qualify as “performance-based compensation” and (iv) a resolution approving a shareholder rights agreement and authorizing the Company’s board of directors to adopt and implement such shareholder rights agreement at such time, if any, as the Company’s board of directors determines to be appropriate and in the best interests of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of OS Therapies Incorporated (“OS Therapies,” the “Company,” “we,” “our” or “us”) should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1 of this report. In the following discussions, most percentages and dollar amounts have been rounded to aid presentation, and, accordingly, all amounts are approximations.

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

In the first quarter of 2025, we announced that our Phase IIb clinical trial achieved its primary endpoint with statistical significance. In October 2025, we announced final two-year overall survival data from the Phase IIb trial, in which 75% (27 of 36 evaluable patients) of OST-HER2-treated patients achieved two-year overall survival from the most recent pulmonary resection, compared with 40% in historical control patients (p < 0.0001). OST-HER2 was observed to be well-tolerated in the study. We believe the results, combined with the product’s safety profile and unmet clinical need, support the potential for regulatory approval from the FDA.

We have conducted regulatory meetings with the FDA, the United Kingdom Medicines and Healthcare products Regulatory Agency (MHRA), and the European Medicines Agency (EMA). Representatives from these agencies indicated that overall survival, when supported by biomarker data, may be considered an appropriate clinical endpoint to support conditional marketing authorization. We are currently analyzing patient samples from our Phase IIb trial to assess potential correlations between clinical outcomes and immune system biomarker activation, with results expected in November 2025. We expect to submit a conditional Marketing Authorization Application (MAA) to the MHRA in December 2025, a Biologics License Application under the FDA’s Accelerated Approval Program in January 2026, and an MAA to the EMA in the first quarter of 2026. If approved, we would become eligible to receive a Priority Review Voucher from the FDA.

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

Because the issuance of the Ayala Consideration Shares would have required us to issue more than 19.99% of our outstanding common stock immediately prior to such issuance (the “NYSE Ownership Limitation”), we issued to Ayala (i) 2,164,215 shares of common stock, and (ii) a warrant to purchase 2,166,381 shares of common stock (the “Ayala Warrant” and the shares of common stock issuable thereunder, the “Ayala Warrant Shares”). On October 21, 2025, we obtained stockholder approval in accordance with NYSE American LLC Company Guide Section 713 and subsequently issued to Ayala the remaining 444,041 shares of common stock (the “Ayala Additional Consideration Shares”).

Ayala entered into a lock-up agreement, pursuant to which, and subject to the terms and conditions set forth therein, Ayala has agreed not to trade or transfer, subject to certain customary exceptions, any of the Ayala Consideration Shares (including the Ayala Warrant Shares) for a period of 180 days following the closing of the transaction.

Warrant Exercise Inducement and Exchange Offer

On July 11, 2025, we completed a final closing of a warrant exercise inducement and exchange offer (the “First Offering”). On September 2, 2025, we closed on a second warrant exercise inducement and exchange offer (the “Second Offering” and, together with the First Offering, the “Offerings”). The First Offering and Second Offering were made to holders (the “Holders”) of certain of our existing warrants to purchase shares of our common stock, having a then current exercise price of $1.12 per share, originally issued to the Holders pursuant to the PIPE Purchase Agreement (the “Existing Warrants”), during the period beginning on June 20, 2025 and ending on July 10, 2025, with respect to the First Offering (the “First Inducement Period”), and during the period beginning on August 29, 2025 and ending on September 1, 2025, with respect to the Second Offering (the “Second Inducement Period” and, together with the First Inducement Period, the “Inducement Periods”).

During the Inducement Periods, we entered into inducement offer letter agreements (the “Inducement Letters”) with the Holders of Existing Warrants, pursuant to which the Holders agreed to exercise for cash their Existing Warrants to purchase an aggregate of 4,566,391 shares of our common stock in consideration of our agreement to issue new warrants (the “New Warrants”) to purchase up to an aggregate of 4,566,391 shares of our common stock (the “New Warrant Shares”) at an exercise price of $3.00 per share, subject to adjustment as provided therein. The New Warrants are immediately exercisable from the date of issuance and have a term of exercise of five years from such date.

Pursuant to the terms of the Inducement Letters, if the exercise of any Existing Warrant by a Holder would have resulted in such Holder exceeding the beneficial ownership limitation contained in the Existing Warrants, the Holder agreed to pre-fund the exercise of its Existing Warrants for cash at $1.119 per share. Upon such pre-funding, the exercise price of the Holder’s Existing Warrants was reduced to $0.001 per share (the “Remaining Exercise Price”), and such Existing Warrants became exercisable for our common stock solely at the Remaining Exercise Price. A Holder pre-funded the exercise of 937,500 of its Existing Warrants and agreed to receive 937,500 prepaid shares of common stock that will be issued in the future.

We engaged an SEC registered broker dealer and FINRA member (the “Solicitation Agent”) to act as our exclusive warrant solicitation agent in connection with the Offerings and agreed to pay the Solicitation Agent a cash fee equal to (i) 5.0% of the total gross cash proceeds received from the exercise by the Holders of their Existing Warrants during the First Inducement Period and (ii) 1.5% of the total gross cash proceeds received from the exercise by the Holders of their Existing Warrants during the Second Inducement Period. We also agreed to pay the Solicitation Agent up to $15,000 for its legal and other expenses.

The gross proceeds to us from the Offerings, before deducting transaction fees and other estimated Offering expenses, were approximately $6,398,358. We are using the net proceeds from the Offerings to support U.S. and international regulatory and pre-commercial efforts aimed at securing marketing authorizations for OST-HER2 in the prevention or delay of recurrent, fully resected, pulmonary metastatic osteosarcoma, advance strategic alternatives for our OS Animal Health subsidiary, close out and report on our OST-504 (previously ADXS-504) prostate cancer study, initiate AI-driven next-generation tADC product candidate modeling and for general corporate purposes.

We also agreed to file a registration statement on Form S-3 (or other appropriate form, including on Form S-1, if we are not then eligible to register securities on Form S-3) (the “Resale Registration Statement”) providing for the resale of the shares of common stock issued or issuable upon exercise of the New Warrants, within 30 calendar days of July 11, 2025, with respect to the First Offering, and September 2, 2025, with respect to the Second Offering, and to use commercially reasonable efforts to have such Resale Registration Statement declared effective by the SEC within 60 calendar days (or within 90 calendar days in case of “full review” of the Resale Registration Statement by the SEC) following the initial filing of such Resale Registration Statement and to keep the Resale Registration Statement effective at all times until the earlier of (i) the time no holder of the New Warrants owns any New Warrants or New Warrant Shares and (ii) the Delegend Date (as defined in the Inducement Letters).

ATM Equity Offering Program

On August 8, 2025, we entered into an at market issuance sales agreement (the “Sales Agreement”) with B. Riley Securities, Inc. and JonesTrading Institutional Services LLC (each, a “Sales Agent” and, together, the “Sales Agents”) relating to shares of our common stock. Pursuant to the Sales Agreement, we may offer and sell shares of our common stock from time to time having an aggregate offering price of up to $18,000,000 through or to the Sales Agents. We will pay each of the Sales Agents a total commission for its services in acting as agent in the sale of common stock up to 3.0% of the gross sales price per share of all shares sold through it as agent under the Sales Agreement. The amount of proceeds we will receive will depend upon the actual number of shares of our common stock sold and the market price at which such shares are sold. Because there is no minimum offering amount required as a condition to close, the actual total public offering amount, commissions and proceeds to us, are not determinable at this time. Sales of our common stock under the Sales Agreement are being made pursuant to a prospectus supplement filed with the SEC on August 25, 2025. As of the date of this filing, we have sold an aggregate of 189,600 shares of our common stock for aggregate gross proceeds of $384,888 pursuant to the Sales Agreement.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those that, in management’s view, are most important to the portrayal of a company’s financial condition and results of operations and most demanding on their calls on judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements appearing elsewhere in this annual report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Components of Our Results of Operations

Revenue. We did not recognize revenues for the nine months ended September 30, 2025 and 2024.

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

Cumulative Series A Preferred Stock Dividend. The Series A preferred stock dividend requirement represents the coupon dividends on our preferred stock that has since been converted and is identified as a separate component of our statement of operations to compute net income (loss) available to common stockholders. The coupon dividends are computed at 5% of the principal per annum and are recorded monthly. The cumulative accrued dividend as of September 30, 2025 and December 31, 2024 were $375,000 and $375,000, respectively. The Series A preferred stock was converted into common stock on a 1:1 basis in February 2024, and the last coupon dividend was issued in the quarter ended March 31, 2024.

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

Results of Operations

Three and Nine Months Ended September 30, 2025 Compared to Three and Nine Months Ended September 30, 2024

The following table summarizes our results of operations for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
OPERATING EXPENSES
Research & Development	$3,755,335	$1,210,216	$7,563,988	$1,968,591
General & Administrative	3,124,260	1,227,177	9,153,821	1,878,831
Loss from Operations	(6,879,595)	(2,437,393)	(16,717,809)	(3,847,422)

OTHER INCOME/EXPENSE
Interest Income	65	-	195	1
Interest Expense	-	(437,839)	-	(2,044,283)
Change in Fair Value of Warrant Liability	-	-	1,424,603	-
TOTAL OTHER INCOME/EXPENSE	65	(437,839)	1,424,798	(2,044,282)

NET LOSS	(6,879,530)	(2,875,232)	(15,293,011)	(5,891,704)

Research and Development Expenses. Research and development expenses were approximately $7.6 million for the nine months ended September 30, 2025 compared to approximately $2.0 million for the nine months ended September 30, 2024. This increase was primarily due to an increase in vendor expenses associated with our pursuit for FDA approval on our Phase IIb clinical trial, as we compile data to submit to various governmental agencies, and a decrease in vendor expenses associated with our OST-tADC platform technology.

Research and development expenses were approximately $3.8 million for the three months ended September 30, 2025 compared to approximately $1.2 million for the three months ended September 30, 2024. This increase was primarily due to an increase in vendor expenses associated with our Phase IIb clinical trial, as we compile data to submit to various governmental agencies, and a decrease in vendor expenses associated with our OST-tADC platform technology.

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Direct research and development expenses by program:
OST-HER2	$3,461	$1,007	$6,515	$1,550
OST-tADC	-	-	-	-

Unallocated research and development expenses:
Personnel-related	294	203	1,049	418
Total research and development expenses	$3,755	$1,210	$7,564	$1,969

For the nine months ended September 30, 2025 and 2024, the direct research and development expenses related to OST-HER2 were primarily lab fees, vendor expenses and staff payroll fees. In 2025, such expenses were primarily lab fees and related clinical support of approximately $1.0 million attributed to our Phase IIb clinical trial preparation, advisor fees of $5.2 million, and legal costs of $0.1 million as we completed IND-enabling studies. OST-tADC related direct research and development expenses were approximately $0.0 million and $0.0 million for the nine months ended September 30, 2025 and 2024, respectively.

For the three months ended September 30, 2025 and 2024, the direct research and development expenses related to OST-HER2 were primarily lab fees, vendor expenses and staff payroll fees. In 2025, such expenses were primarily lab fees and related clinical support of approximately $0.03 million attributed to our Phase IIb clinical trial preparation, and advisor fees of $3.3 million, as we completed IND-enabling studies. OST-tADC related direct research and development expenses were approximately $0.0 million and $0.0 million for the three months ended September 30, 2025 and 2024, respectively.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2025 were approximately $9.2 million compared to $1.9 million for the nine months ended September 30, 2024. These expenses were primarily attributed to marketing and investor relations costs and advisory fees associated with the PIPE Financing and equity line of credit.

General and administrative expenses for the three months ended September 30, 2025 were approximately $3.1 million compared to $1.2 million for the three months ended September 30, 2024. These expenses were primarily attributed to marketing and investor relations costs and advisory fees associated with the PIPE Financing and equity line of credit.

Interest Expense. Interest expense for the nine months ended September 30, 2025 was approximately $0.0 million compared to $2.0 million for the nine months ended September 30, 2024.

Interest expense for the three months ended September 30, 2025 was approximately $0.0 million compared to $0.4 million for the three months ended September 30, 2024.

Change in Fair Value of Warrant

The Series A preferred stock coupon dividend requirement of $31,250 for the nine months ended September 30, 2024 represents an expense that terminated during the period ended March 31, 2024 upon the conversion of our old Series A preferred shares into shares of our common stock. We issued Series A convertible preferred stock and detachable warrants on December 31, 2024 and January 14, 2025. The adjustment of the fair value of the warrant liability was $1.4 million and $0.0 million for the nine months ended September 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

Operating Losses

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates. For the nine months ended September 30, 2025 and 2024, we reported a net loss of approximately $15.3 million and $5.9 million, respectively, and had an accumulated deficit of approximately $55 million and $38 million, respectively. We expect to incur significant expenses at an increasing rate and increasing operating losses for the foreseeable future. For the three months ended September 30, 2025 and 2024, we reported a net loss of approximately $6.9 million and $2.9 million, respectively.

As of September 30, 2025 and December 31, 2024, we had cash of approximately $1.9 million and $5.5 million, respectively. We have funded our operations to date primarily from the sale of our convertible notes and Series A securities in our private placements and cash exercises of our warrants, as well as the sale of our common stock in our initial public offering, which have provided total gross proceeds of $41.1 million as of September 30, 2025. We believe that the net proceeds from our private placements and initial public offering, together with our existing cash, will enable us to fund our operating expenses and capital expenditure requirements for the next nine to twelve months.

Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2025 and 2024:

	September 30,
(In thousands)	2025	2024
Cash used in operating activities	$(10,508)	$(4,908)
Cash used in investing activities	(466)	—
Cash provided by financing activities	7,318	6,727
Net increase (decrease) in cash	$(3,656)	$1,819

Operating Activities

During the nine months ended September 30, 2025 and 2024, operating activities used approximately $10.5 million and $4.9 million of cash, respectively, resulting from our net loss of approximately $15.3 million and $5.9 million, respectively, offset by net non-cash charges of approximately $2.6 million and $1.4 million, respectively, partially offset by net cash provided by changes in our operating assets and liabilities of approximately $2.1 million and ($0.4) million, respectively.

Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2025 and 2024 consisted primarily of an increase (decrease) in accounts payable of approximately $1.7 million and $(0.94) million, respectively, an increase in accrued interest of approximately $0.0 million and $0.6 million, respectively, and a change in prepaid expenses of approximately $0.7 million and $(0.03) million, respectively. The change in accrued expenses of approximately $(0.13) million and $0.13 million was a portion of the use.

Non-cash charges for the nine months ended September 30, 2025 and 2024 were primarily the result of the changes in the fair value of our warrant liability of $(1.4) million and $0.0 million, respectively, combined with our common stock shares issued for services and our stock-based compensation of approximately $3.3 million and $0.0 million, respectively. Changes in accounts payable, accrued expenses and other current liabilities and prepaid expenses and other current assets in all periods were generally due to growth in our business, the advancement of our research programs and the timing of vendor invoicing and payments.

Investing Activities

During the nine months ended September 30, 2025 and 2024, net cash used in investing activities was approximately $0.4 million and $0.0 million, respectively.

Financing Activities

For the nine months ended September 30, 2025 and 2024, net cash provided by financing activities was approximately $7.3 million and $6.7 million, respectively. For the nine months ended September 30, 2025, we saw funds raised from our Series A securities offering of $1.1 million and our warrant inducement exercise offering of $6.3 million.

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

Warrant Exercise Inducement and Exchange Offer

On July 11, 2025, we completed the final closing of the First Offering. On September 2, 2025, we closed on the Second Offering. During the Inducement Periods, we entered into Inducement Letters with the Holders of Existing Warrants, pursuant to which the Holders agreed to exercise for cash their Existing Warrants to purchase an aggregate of 4,566,391 shares of our common stock in consideration of our agreement to issue New Warrants to purchase up to an aggregate of 4,566,391 shares of our common stock at an exercise price of $3.00 per share, subject to adjustment as provided therein. The New Warrants are immediately exercisable from the date of issuance and have a term of exercise of five years from such date.

Pursuant to the terms of the Inducement Letters, if the exercise of any Existing Warrant by a Holder would have resulted in such Holder exceeding the beneficial ownership limitation contained in the Existing Warrants, the Holder agreed to pre-fund the exercise of its Existing Warrants for cash at $1.119 per share. Upon such pre-funding, the exercise price of the Holder’s Existing Warrants was reduced to $0.001 per share, and such Existing Warrants became exercisable for our common stock solely at the Remaining Exercise Price. A Holder pre-funded the exercise of 937,500 of its Existing Warrants and agreed to receive 937,500 prepaid shares of common stock that will be issued in the future.

We engaged the Solicitation Agent to act as our exclusive warrant solicitation agent in connection with the Offerings and agreed to pay the Solicitation Agent a cash fee equal to (i) 5.0% of the total gross cash proceeds received from the exercise by the Holders of their Existing Warrants during the First Inducement Period and (ii) 1.5% of the total gross cash proceeds received from the exercise by the Holders of their Existing Warrants during the Second Inducement Period. We also agreed to pay the Solicitation Agent up to $15,000 for its legal and other expenses.

The gross proceeds to us from the Offerings, before deducting transaction fees and other estimated Offering expenses, were approximately $6,798,159. We are using the net proceeds from the Offerings to support U.S. and international regulatory and pre-commercial efforts aimed at securing marketing authorizations for OST-HER2 in the prevention or delay of recurrent, fully resected, pulmonary metastatic osteosarcoma, advance strategic alternatives for our OS Animal Health subsidiary, close out and report on our OST-504 (previously ADXS-504) prostate cancer study, initiate AI-driven next-generation tADC product candidate modeling and for general corporate purposes.

ATM Equity Offering Program

On August 8, 2025, we entered into the Sales Agreement with the Sales Agents relating to shares of our common stock. Pursuant to the Sales Agreement, we may offer and sell shares of our common stock from time to time having an aggregate offering price of up to $18,000,000 through or to the Sales Agents. We will pay each of the Sales Agents a total commission for its services in acting as agent in the sale of common stock up to 3.0% of the gross sales price per share of all shares sold through it as agent under the Sales Agreement. The amount of proceeds we will receive will depend upon the actual number of shares of our common stock sold and the market price at which such shares are sold. Because there is no minimum offering amount required as a condition to close, the actual total public offering amount, commissions and proceeds to us, are not determinable at this time. Sales of our common stock under the Sales Agreement are being made pursuant to a prospectus supplement filed with the SEC on August 25, 2025. As of the date of this filing, we have sold an aggregate of 189,600 shares of our common stock for aggregate gross proceeds of $384,888 pursuant to the Sales Agreement.

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

License Obligations and Research Services

Advaxis. In November 2020, we entered into an amended and restated development, license and supply agreement with Advaxis, Inc. (now Ayala Pharmaceuticals, Inc.) (“Advaxis”), a clinical-stage biotechnology company focused on the development and commercialization of proprietary Lm (Listeria monocytogenes)-LLO (Listeriolysin O) cancer immunotherapies. Pursuant to this agreement, Advaxis granted a license to us that allows us to utilize Advaxis’ ADXS-HER2 construct patents to develop and commercialize ADXS-HER2, our lead product candidate (OST-HER2). The agreement was subsequently amended in April 2021 to modify the payment amounts for Milestones 2 and 3 listed in the table below. Under the terms of the amended agreement, we are required to pay to Advaxis (i) a one-time, non-refundable payment of $1,550,000 (the “License Commencement Payment”) and (ii) certain amounts based on the achievement of the milestones described in the payment schedule below. For the nine months ended September 30, 2025 and for the year ended December 31, 2024, no payments were made. A $400,000 payment was made to Ayala, together with payment of stock consideration, in connection with our purchase of the HER2 Assets on April 9, 2025, terminating this license agreement. The payment schedule for milestones and corresponding payment amounts were as set forth below.

Milestone Bearing Event		Milestone Payment
1.	OST has secured funding of at least $2,337,500, in the aggregate (paid)	$	License commencement payment: 1,550,000
2.	The earlier to occur of: (A) OST having secured at least $8,000,000, in the aggregate, or (B) completion of the first Clinical Trial (paid)		$1,375,000
3.	The earlier to occur of: (A) receipt of Regulatory Approval from the FDA for the First Indication of the first Licensed Product or (B) initiation of the first Registrational Trial of the first Licensed Product in the Field		$5,000,000
4.	Cumulative Net Sales of all Licensed Products in excess of $20,000,000		$1,500,000
5.	Cumulative Net Sales of all Licensed Products in excess of $50,000,000 Cumulative Net Sales of all Licensed Products		$5,000,000
6.	Cumulative Net Sales of all Licensed Products in excess of $100,000,000		$10,000,000

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

In addition, we have agreed to pay an annual fee to the Trustees of the University of Pennsylvania. In April 2025, the Company paid a fee of $266,317 for the nine months ended September 30, 2025.

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

As of September 30, 2025, we had paid the Up-Front Fee. The payment schedule for milestones and corresponding payment amounts is set forth below.

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

George Clinical. In June 2020, we entered into a services agreement, as amended, with George Clinical, Inc., a clinical contract research organization. Pursuant to this agreement, we engaged George Clinical to use its clinical research services for our study entitled “An Open Label, Phase 2 Study of Maintenance Therapy with OST-HER2 after Resection of Recurrent Osteosarcoma.” Under the terms of the agreement, we are required to pay to George Clinical certain fees described in the fee schedule below. The total new budget under the agreement is approximately $2,436,928. For the nine months ended September 30, 2025 and 2024, we paid $0 and $86,687, respectively, to George Clinical. These payments have been recorded as research and development expenses in our Statement of Operations and Comprehensive Loss. The fee schedule for certain fees and corresponding payment amounts is set forth below.

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

George Clinical tracks and invoices us for the number of task units completed and pass-through costs are invoiced each month in arrears based on actual costs without mark-up. The PTC Fee Advance will be used to offset the first few months of invoices payable. As of September 30, 2025 and 2024, the balance due to George Clinical was $0 and $663,622, respectively. The services agreement has terminated on its terms.

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

For the nine months ended September 30, 2025, we paid $2,397,131 in consulting fees, with accounts payable as of September 30, 2025 of $2,022,496. The contract with Biolacuna is estimated to exceed $5.2 million in 2025.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to Notes to the Consolidated financial statements appearing elsewhere in this report.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2025, that the disclosure controls and procedures are not effective due to lack of segregation of duties as a result of limited personnel and insufficient written policies and procedures for accounting, information technology and financial reporting.

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any pending or threatened legal proceedings.

See also Note 6 to our consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

The issuance of shares in connection with the Offerings and the resale of a significant number of shares by the Holders, or the perception that such sales may occur, could adversely affect the market price of our common stock.

During the Inducement Periods, we issued to the Holders New Warrants exercisable for an aggregate of 4,566,391 shares of common stock in exchange for the cash exercise of their Existing Warrants for an equal number of shares, pursuant to the Inducement Letters. In the future, we may issue additional shares of common stock or other securities convertible into or exercisable for common stock. These issuances and any future issuance could result in substantial dilution to our existing stockholders and negatively affect the market price of our common stock.

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

Sales of a substantial number of shares of our common stock, including those issued pursuant to the Sales Agreement, could cause the market price of our common stock to decline.

The sale of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could cause the market price of our common stock to decline. Although we cannot predict the exact number of shares that may be sold pursuant to the Sales Agreement or the price at which any sales may occur, the issuance and sale of up to $18,000,000 of our common stock pursuant to the Sales Agreement may result in the issuance of 10,285,714 additional shares (based on an assumed offering price of $1.75 per share, the closing price of our common stock on the NYSE American on August 7, 2025). Based on our shares outstanding as of August 7, 2025, and assuming full issuance of such shares, we would have 41,909,790 shares of common stock outstanding (excluding any shares issuable upon the conversion or exercise, as applicable, of outstanding preferred stock, warrants, or stock options). A substantial majority of the outstanding shares of our common stock are, and all of the shares sold in this offering upon issuance will be, freely tradable without restriction or further registration under the Securities Act, unless such shares are owned or purchased by “affiliates” as that term is defined in Rule 144 under the Securities Act.

In addition, as of August 7, 2025, there were outstanding (i) 642,500 shares of Series A convertible preferred stock convertible into an aggregate of 2,294,643 shares of common stock, (ii) warrants to purchase an aggregate of 9,490,184 shares of common stock, and (iii) options to purchase an aggregate of 2,735,000 shares of our common stock, of which options to purchase 795,000 shares of our common stock were then exercisable. The shares of our common stock issuable upon conversion or exercise, as applicable, of such securities may be immediately eligible for resale in the open market. Any such sales, or the perception that such sales could occur, could cause the market price of our common stock to decline and may make it more difficult for us to raise capital in the future.

It is not possible to predict the aggregate proceeds resulting from sales made under the Sales Agreement.

Subject to certain limitations in the Sales Agreement and compliance with applicable law, we have the discretion to deliver a placement notice to the Sales Agents at any time throughout the term of the Sales Agreement. The number of shares that are sold through the Sales Agents, if any, after delivering a placement notice will fluctuate based on a number of factors, including the market price of our common stock during the sales period, the limits we set with the Sales Agents in any applicable placement notice, and the demand for our common stock during the sales period. Because the price per share of each share sold will fluctuate during the sales period, it is not currently possible to predict the aggregate proceeds to be raised in connection with those sales.

The common stock offered hereby will be sold in “at the market offerings,” and investors who buy shares at different times will likely pay different prices.

Investors who purchase shares pursuant to the Sales Agreement at different times will likely pay different prices, and so may experience different levels of dilution and different outcomes in their investment results. We will have discretion, subject to market demand, to vary the timing, prices, and number of shares sold pursuant to the Sales Agreement. In addition, subject to the final determination by our board of directors, there is no minimum or maximum sales price for shares to be sold pursuant to the Sales Agreement. Investors may experience a decline in the value of the shares they purchase pursuant to the Sales Agreement as a result of sales made at prices lower than the prices they paid.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2025, we issued 120,000 shares of common stock to an advisor in exchange for services. The shares of common stock were issued in reliance upon an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act.

Item 6. Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
1.1	At Market Issuance Sales Agreement, dated August 8, 2025, between OS Therapies Incorporated and B. Riley Securities, Inc. and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-3 filed with the SEC on August 8, 2025).

3.1	Amendment No. 1 to the Amended and Restated Bylaws of OS Therapies Incorporated (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 15, 2025).

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 24, 2025).

4.2	Form of Senior Indenture between the Registrant and one or more trustees to be named (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-3 filed with the SEC on August 8, 2025).

4.3	Form of Subordinated Debt Indenture between the Registrant and one or more trustees to be named (incorporated by reference to Exhibit 4.14 to the Registration Statement on Form S-3 filed with the SEC on August 8, 2025).

10.1	Form of Inducement Offer Letter (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 2, 2025).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 (unaudited); (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024 (unaudited); (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2025 and 2024 (unaudited); (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 (unaudited); and (v) Notes to the Consolidated Financial Statements (unaudited).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included as Exhibit 101).

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OS THERAPIES INCORPORATED

Date: November 14, 2025	By:	/s/ Paul Romness
Paul Romness
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Christopher Acevedo
Christopher Acevedo
Chief Financial Officer
(Principal Financial and Accounting Officer)