Form 10-Q
period 2026-03-31
OS Therapies Inc
filed 2026-05-18
CIK 1795091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

or

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

The number of shares of the registrant’s common stock outstanding as of the close of business on May 14, 2026 was 44,538,106.

TABLE OF CONTENTS

OS THERAPIES INCORPORATED

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OS Therapies Incorporated
Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current Assets
Cash	$917,552	$269,830
Prepaid expenses	-	63,082
Total Current Assets	917,552	332,912
Long-Term Assets
Fixed assets (net)	1,795	2,490
Patent (net of amortization)	6,379,889	6,504,132
Total-Long Term Assets	6,381,684	6,506,622
TOTAL ASSETS	$7,299,236	$6,839,534

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$15,233,838	$11,351,389
Accrued payroll and payroll taxes – related party	-	36,792
Accrued payroll and payroll taxes	989	1,279
Preferred dividends payable	375,000	375,000
Convertible notes	1,342,942	-
Total Current Liabilities	16,952,769	11,764,460
Long-Term Liabilities
TEDCO grant	100,000	100,000
Total Long-Term Liabilities	100,000	100,000
Total Liabilities	17,052,769	11,864,460

Commitments and contingencies (See Note 6)
MEZZANINE EQUITY:
Series A Convertible Preferred Stock, par value $0.001, 2,500,000 shares authorized; 392,500 and 392,500 issued and outstanding, respectively	1,070,705	1,070,705
Total Mezzanine Equity	1,070,705	1,070,705

STOCKHOLDERS’ DEFICIT
Common Stock A, par value $0.001, 150,000,000 shares authorized; 39,278,192 and 37,113,082 issued and outstanding, respectively	39,278	37,113
Preferred Stock, par value $0.001, 5,000,000 shares authorized; 0 and 0 shares outstanding, respectively	-	-
Additional paid-in capital	66,719,534	61,053,475
Accumulated deficit	(77,583,050)	(67,186,219)
Total Stockholders’ Deficit	(10,824,238)	(6,095,631)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$7,299,236	$6,839,534

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OS Therapies Incorporated
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2026	2025
OPERATING EXPENSES
Research and development	$7,351,723	$1,309,155
General and administrative	2,816,215	3,690,331
Loss from operations	(10,167,938)	(4,999,486)

OTHER (EXPENSE) INCOME
Interest income	45	66
Interest expense	(75,344)	-
Non-operating expenses	(153,594)	-
Change in fair value of warrant liability	-	1,122,561
TOTAL OTHER (EXPENSE) INCOME	(228,893)	1,122,627

NET LOSS	(10,396,831)	(3,876,859)

NET LOSS available to common shareholders	$(10,396,831)	$(3,876,859)

Weighted-average # of shares	38,674,663	21,249,423
Basic and diluted loss per common share outstanding	$(0.27)	$(0.18)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OS Therapies Incorporated

Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2026 and 2025

(unaudited)

	Common Stock		Preferred Stock		Additional		Total
	CS – Shares		PS – Shares		Paid-in	Accumulated	Stockholders’
	CS – Par		PS – Par		Capital	Deficit	Deficit
Balances, December 31, 2024	20,869,908	$20,870	-	$-	$35,144,967	$(38,432,375)	$(3,266,538)
Commitment shares issued for Equity Line of Credit	157,407	157	-	-	568,078	-	568,235
Shares issued for Services	320,000	321	-	-	1,446,980	-	1,447,301
Stock-based compensation	-	-	-	-	941,283	-	941,283
Net Loss	-	-	-	-	-	(3,876,859)	(3,876,859)
Balances, March 31, 2025	21,347,315	$21,348	-	$-	$38,101,308	$(42,309,234)	$(4,186,578)

Balances, December 31, 2025	37,113,082	$37,113	-	$-	$61,053,475	$(67,186,219)	$(6,095,631)
Common Stock issued for Services	148,695	149	-	-	289,051	-	289,200
Stock-based compensation	-	-	-	-	1,435,362	-	1,435,362
Other Issuances of Common Stock	125,338	125	-	-	-	-	125
Purchase of prepaid Common Stock	-	-	-	-	1,023,645	-	1,023,645
Warrants issued in connection with Convertible Bridge Notes	-	-	-	-	567,402	-	567,402
Conversion of Warrants to Common Stock - Inducement	1,891,077	1,891	-	-	2,350,599	-	2,352,490
Net Loss	-	-	-	-	-	(10,396,831)	(10,396,831)
Balances, March 31, 2026	39,278,192	$39,278	-	$-	$66,719,534	$(77,583,050)	$(10,824,238)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OS Therapies Incorporated
Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2026 and 2025

(unaudited)

	March 31,	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,396,831)	$(3,876,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	124,938	695
Amortization of debt issuance costs and warrants	68,972	-
Changes in fair value of warrant liability	-	(1,122,561)
Shares issued for services	289,200	346,588
Commitment shares issued for equity line of credit	-	568,235
Stock-based compensation expense	1,435,362	941,283
Changes in operating assets and liabilities:
Prepaid expenses	63,082	-
Accounts payable and accrued expenses	3,882,449	(202,278)
Accrued interest on convertible notes	6,372	-
Accrued payroll and payroll taxes	(37,082)	(96,987)
Net cash used in operating activities	(4,563,538)	(3,441,884)

CASH FLOWS FROM INVESTING ACTIVITIES
Shareholder loan repayment	-	(23,636)
Patent license acquisition	-	(150,000)
Net cash used in investing activities	-	(173,636)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant exercises (net of issuance costs)	3,376,260	-
Proceeds from convertible notes (net of issuance costs)	1,835,000	-
Sale of preferred stock and warrants	-	1,053,000
Net cash provided by financing activities	5,211,260	1,053,000

Net change in cash and cash equivalents	647,722	(2,562,520)
Cash and cash equivalents – beginning of period	269,830	5,533,527
Cash and cash equivalents – end of period	$917,552	$2,971,007

Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Warrants issued in connection with Convertible Bridge Notes	$567,402	$-
Shares issued for prepaid services	$-	$1,447,301

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2026 and 2025
(unaudited)

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS, LIQUIDITY, AND RISK FACTORS

OS Therapies Incorporated (“we,” “us,” “our,” the “Company”) is a Delaware corporation incorporated on June 24, 2019. It is based in Rockville, Maryland. The Company is the successor to an LLC formed in 2018.

The Company intends to focus on the identification, development, and commercialization of treatments for Osteosarcoma and other related diseases. As of March 31, 2026, there is one ongoing clinical trial for Osteosarcoma therapy.

OS Animal Health Corp – Subsidiary

On June 25, 2025, the Company formed OS Animal Health Corp, a Delaware corporation and wholly owned subsidiary. The subsidiary had minimal activity during the three months ended March 31, 2026, consisting primarily of investor relations and audit-related expenses. During this period, the Company entered into a license agreement with the subsidiary, pursuant to which it granted the subsidiary rights to use the HER2 Assets (as defined below).

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

Liquidity

The Company has prepared its consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred significant net losses and negative cash flows from operations. During the three months ended March 31, 2026, the Company incurred a net loss of $10.4 million and used $4.6 million in cash for operating activities.

As of March 31, 2026, the Company had cash and cash equivalents of $917,552. Management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The Company’s current cash balance is insufficient to fund operations. During the three months ended March 31, 2026, the Company incurred significant expenses, primarily related to activities in preparation for potential regulatory approvals by the U.S. Food and Drug Administration and other countries regulatory authorities. The Company expects vendor and related costs associated with these efforts to total approximately $20.0 million and continue into the remainder of 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited consolidated financial statements are issued.

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
For the Three Months Ended March 31, 2026 and 2025
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

Cash

Cash consists primarily of deposits with commercial banks and financial institutions. The Company maintains cash balances at various financial institutions. Both interest and non-interest-bearing accounts with the same insured depository institution are insured by the Federal Deposit Insurance Corporation (FDIC) for a combined total of $250,000. In the normal course of business, the Company may have deposits that exceed the FDIC insured limit. The Company believes that it is not subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of March 31, 2026 and December 31, 2025, the JPMorgan Chase Bank checking account had $753,009 and $233,490, respectively. The JPM escrow account had a balance of $50,000 and $0 as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, the JPMorgan Chase savings account had $20,314 and $20,269, respectively. As of March 31, 2026 and December 31, 2025, the Silicon Valley Bank checking account had $12,590 and 6,071, respectively, and the SVB money market account had $10,000 and $10,000, respectively. The JPM Chase checking account was in excess of the FDIC limits for the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, the Company maintained balances in UK bank accounts of $71,639 and $0, respectively.

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
For the Three Months Ended March 31, 2026 and 2025

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

Patent Amortization

On April 9, 2025, in connection with the HER2 Purchase Agreement (as defined below), the Company acquired the HER2 Assets (as defined below) from Ayala (as defined below), including the assignment by Ayala of a license agreement with the Trustees of the University of Pennsylvania. These intangible assets are amortized on a straight-line basis over their estimated useful lives, with amortization recorded quarterly. Amortization expense for the three months ended March 31, 2026 and 2025 was $124,243 and $0, respectively.

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

As of March 31, 2026, expected future amortization expense is as follows:

Year
From April 1 to December 31, 2026	$372,730
2027	496,973
2028	496,973
2029	496,973
2030	496,973
2031 and thereafter	4,019,267
Total	$6,379,889

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2026 and 2025

(unaudited)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets or the asset groups are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the estimated discounted future net cash flows arising from the assets or asset groups. No impairment losses on long-lived assets have been recorded for the three months ended March 31, 2026 or March 31, 2025.

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

Short-term Leases

For short-term leases with a term of 12 months or less, the Company recognizes lease expense on a straight-line basis over the lease term. The Company’s current lease arrangements qualify for this short-term lease exemption and are expensed as incurred. The Company did not renew its prior lease due to landlord restrictions related to renovations of the premises and has temporarily relocated its primary office to 115 Pullman Crossing Road, Suite #103, Grasonville, Maryland 21638. This space, which serves as the primary office of the Company’s Chief Financial Officer, is being provided at no cost. In May 2025, the Company entered into a month-to-month lease agreement with JLabs for general office space in New York City, primarily for meetings and use by staff when visiting. The monthly lease payment was $750 and increased to $811 effective January 1, 2026. The lease is scheduled to terminate on May 31, 2026 in connection with a change in ownership of the premises, and the Company is currently awaiting a determination from the new owner regarding a potential renewal.

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2026 and 2025

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

The Company will recognize interest and penalties related to tax positions in income tax expense. As of March 31, 2026 and December 31, 2025, the Company had no unrecognized uncertain income tax positions.

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

Below is a table listing all preferred stock and common stock equivalents:

Common Stock Equivalents	March 31, 2026	December 31, 2025
Series A Senior Convertible Preferred Stock	1,401,786	1,401,786
Underwriter/Placement Agent Warrants	347,117	319,711
Investor Warrants	8,585,888	7,154,338
Vendor Warrants	100,000	-
Prepaid Common Stock Investors	2,172,693	1,441,518
Total	12,607,484	10,317,353

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2026 and 2025

(unaudited)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

The Series A Preferred Stock issued on December 31, 2024 and January 14, 2025 is reflected in the table above as of March 31, 2026 because, although the preferred stock itself does not qualify for equity classification, the shares of common stock issuable upon conversion meet the applicable equity classification criteria. Stockholder approval was obtained on April 9, 2025, for the issuance of the shares of common stock underlying the Series A Preferred Stock, which is classified as mezzanine equity, and for the Series A Warrants. Upon approval, the conversion price of the Series A Preferred Stock and the exercise price of the Series A Warrants were automatically adjusted to $1.12 per share, based on the volume-weighted average price of the Company’s common stock for the 10 trading days immediately preceding April 9, 2025. This adjustment established a conversion multiplier of 3.571429 common shares per preferred share. As of March 31, 2026, 392,500 non-converted shares of Series A Preferred Stock were outstanding, which, using the conversion multiplier, are exercisable into 1,401,786 shares of common stock.

As of March 31, 2026, a total of 347,117 shares of common stock were underlying outstanding underwriter and placement agent warrants, consisting of 112,000 shares issued in connection with the Company’s initial public offering and 235,117 shares issued to placement agents in connection with the PIPE financing in December 2024 and January 2025.

During the Company’s two warrant exercise inducement and exchange offerings, held June 23 to July 10, 2025, and August 29 to September 1, 2025, warrant holders who exercised their existing warrants received new warrants with an exercise price of $3.00 per share. In total, warrants to purchase 7,154,338 shares of common stock (which included 235,117 agent warrants, separately stated, and 6,919,221 investor warrants) were exercised in exchange for new warrants to purchase an equal number of shares. On January 14, 2026, the Company completed a closing of a third warrant exercise inducement and exchange offering, pursuant to which less than 10 accredited investors that exercised their existing warrants received new warrants to purchase up to an aggregate of 2,499,558 shares of the Company’s common stock at an exercise price of $1.40 per share, resetting the warrant price to $1.40 for all warrant holders. On March 4, 2026, the Company issued to certain accredited investors in the Bridge Financing (as defined below), among other securities, Bridge Warrants (as defined below) to purchase up to an aggregate of 1,666,667 shares of common stock. As of March 31, 2026, the Company had investor warrants to purchase 8,821,005 shares of common stock outstanding as of March 31, 2026.

On January 27, 2026, the Company issued to a vendor a warrant to purchase 100,000 shares of common stock at an exercise price of $2.12 per share, exercisable in September 2026 and expiring in September 2030.

Warrant holders who held 2,391,518 prepaid shares, exercised and received 950,000 of such shares in 2025, resulting in a balance of 1,441,518 prepaid shares of common stock as of December 31, 2025. In connection with the third warrant exercise inducement and exchange offering, an accredited investor pre-funded the exercise of warrants to purchase 731,175 shares, bringing the Company’s outstanding prepaid common stock to 2,172,693 shares.

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

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2026 and 2025

(unaudited)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Recent Accounting Pronouncements

The Company has evaluated all recently issued accounting pronouncements and plans to adopt ASU 2024-03, Disaggregated Income Statement Disclosure, in the notes to its audited financial statements for the year ending December 31, 2026. The Company is assessing the impact of adopting ASU 2024-03

No other recently issued accounting pronouncements are expected to have a material impact on the Company’s financial statements at this time.

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2026 and 2025

(unaudited)

NOTE 3 — RELATED PARTY TRANSACTIONS

Accrued Payroll

As of March 31, 2026 and December 31, 2025, the Company had payroll payable to the CEO of $0 and $36,792, respectively, and related payroll taxes payable of $989 and $1,279, respectively. During the three months ended March 31, 2026 and 2025, the Company made advances on payroll payable, and the CEO repaid amounts previously advanced.

Related Party Accounting Fees

As of March 31, 2026 and December 31, 2025, the Company had accounts payable of $70 and $0, respectively, to Shore Accountants MD Inc., an outside accounting firm that provides payroll, bookkeeping, and tax preparation services. Shore Accountants MD Inc. is wholly owned by Christopher Acevedo, the Company’s Chief Financial Officer.

NOTE 4 — CONVERTIBLE DEBT

Bridge Financing

On March 4, 2026, pursuant to a securities purchase agreement (the “Bridge SPA”), the Company issued to certain accredited investors in a private placement transaction (i) 10.0% original issue discount unsecured convertible promissory notes in an aggregate principal amount of $2,200,000 (the “Bridge Convertible Notes”), accruing interest at 4.0% per annum and maturing on March 4, 2027, and (ii) warrants to purchase up to 1,666,667 shares of common stock at an initial exercise price of $1.40 per share, subject to adjustment as provided therein, and exercisable for a period of five years from the date of issuance (the “Bridge Warrants” and such private placement transaction, the “Bridge Financing”). The Bridge Convertible Notes were sold at a 10% original issue discount, for aggregate gross cash proceeds of $2,000,000, before deducting placement agent fees and other offering expenses.

The Bridge Convertible Notes were convertible into shares of the Company’s common stock or other of its securities under certain circumstances. Upon the consummation of a “Qualified Offering,” defined as a registered public offering or registered direct offering resulting in at least $2.5 million in gross proceeds from new money investments, the outstanding principal, together with all accrued and unpaid interest, were to automatically convert into the securities sold in such offering at the offering price. Additionally, prior to any such Qualified Offering or repayment of the Bridge Convertible Notes, holders could elect to convert the Bridge Notes, in whole or in part, into shares of the Company’s common stock at a conversion price equal to 90% of the average daily volume-weighted average price of the Company’s common stock during the 10 trading days immediately preceding the holder’s conversion notice, subject to adjustment. The Bridge Convertible Notes also contained anti-dilution provisions tied to dilutive issuances and certain variable-rate transactions.

The Company evaluated the embedded conversion features under ASC 815-15. The voluntary conversion option was determined to meet the own-equity scope exception in ASC 815-40-15, as its terms allowed for variability to inputs that were indexed to the Company’s own equity. The mandatory conversion, however, is an embedded conversion feature that requires settlement into the securities sold in a future qualified offering, which could consist of units of common stock and warrants or other securities and, as a result, did not qualify for the own-equity scope exception in ASC 815-40-15. The Company determined the fair value of the associated embedded conversion feature related to the mandatory conversion feature is immaterial and, therefore, did not record it separately as a derivative liability.

Proceeds from the Bridge Financing were allocated between the Bridge Convertible Notes and the accompanying Bridge Warrants on a relative fair value basis. Of the $2,000,000 in initial proceeds, $567,402 was allocated to the Bridge Warrants (recorded as additional paid-in capital), with the remaining amount of $1,432,598 allocated to the Bridge Convertible Notes. The resulting debt discount on the Bridge Convertible Notes is being accreted to face value through interest expense using the effective interest method over the contractual term of the Bridge Convertible Notes. For the three months ended March 31, 2026, the Company recognized $6,372 of contractual interest expense on the Bridge Convertible Notes and $68,972 of non-cash interest expense related to the amortization of the debt discount.

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2026 and 2025

(unaudited)

NOTE 4 — CONVERTIBLE DEBT (cont.)

The Bridge Warrants were determined to be indexed to the Company’s own stock and to meet the equity-classification conditions in ASC 815-40-25. Although the Bridge Warrants contain a full-ratchet down-round adjustment and a Qualified Offering reset provision, both adjustments operate only to reduce the exercise price (i.e., are conditional and downward-only) and therefore qualify for the down-round carve-out in ASC 815. Accordingly, the Bridge Warrants do not preclude equity classification. If a down-round trigger occurs in a future period, the incremental value delivered to the warrant holders will be recognized as a deemed dividend to common stockholders pursuant to ASC 260.

On April 2, 2026, upon consummation of the 2026 Registered Direct Offering (as defined below), the Bridge Convertible Notes, together with all accrued and unpaid interest thereon, automatically converted into an aggregate of 1,576,311 shares of the Company’s common stock and warrants to purchase up to 1,576,311 shares of the Company’s common stock (See Note 10).

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

Rental Agreement

The Company rents a virtual office on a month-to-month basis at JLabs in New York, New York, a facility owned by Johnson & Johnson. The current monthly rent is $811. Rent expense for the three months ended March 31, 2026 and 2025 was $2,433 and $3,150, respectively.

License Obligation and Manufacturing Agreements

Advaxis (now Ayala)

In September 2018, the Company entered into an exclusive license agreement with Advaxis, Inc., as amended, under which it acquired the rights to develop and commercialize the Advaxis HER2 Construct, including related patents.

Under the agreement, all milestone payments were non-refundable, non-creditable and payable only once upon the achievement of the corresponding milestone. As of December 31, 2020, the first milestone was achieved and paid ($1,550,000) in January 2021. The second milestone was completed and paid ($1,375,000) in May 2021. No milestone payments were made for the three months ended March 31, 2026 or March 31, 2025. The license agreement was terminated upon the Company’s purchase of the HER2 Assets from Ayala on April 9, 2025, which included a payment of $400,000 and the issuance of common stock and pre-funded warrants as consideration. All common stock and pre-funded warrants were issued to Ayala in 2025.

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2026 and 2025

(unaudited)

NOTE 6 — COMMITMENTS AND CONTINGENCIES (cont.)

BlinkBio

In July 2020, the Company entered into a Licensing Agreement with BlinkBio, Inc., to utilize their proprietary technology. As of August 2020, the $300,000 License fee was fully paid and recorded in license expense. These payments have been recorded in the Licensing expenses of the accompanying statement of operations. No payments were due or made in the three months ended March 31, 2026 and 2025. The Company is currently conducting early-stage research on the licensed drug, including studies to support future toxicology evaluations. A payment schedule for future milestones is summarized below.

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

The Company will make the cash payments set forth in the table above by wire transfer of immediately available funds, to BlinkBio within 30 days of the occurrence of each milestone set forth with respect to the first Product to attain each such milestone, except that the first Milestone above will apply with respect to The Company’s first product candidate. During the Royalty Term, the Company will pay BlinkBio a royalty of 6% on Net Sales on a Product-by-Product and country-by-country basis during the Royalty Term, in a country in which no Valid Claim Covers the manufacture, use, or sale of a Product, the royalty on Net Sales of such Product in such country will be reduced to 3%. No royalties were due in the three months ended March 31, 2026 and 2025.

For the avoidance of doubt, each milestone payment will be payable only once, and the aggregate amount of Milestone payments payable hereunder will not exceed $22,375,000. A Milestone may be achieved by the Company or a Commercial Sublicensee.

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2026 and 2025

(unaudited)

NOTE 6 — COMMITMENTS AND CONTINGENCIES (cont.)

George Clinical Inc.

In June 2020, the Company entered into a Research Service Agreement, as amended, with George Clinical Inc., to use their clinical research services for the Company’s study: “An Open Label, Phase 2 Study of Maintenance Therapy with OST-HER2 after Resection of Recurrent Osteosarcoma”. Under the terms of the agreement, the Company was required to pay to George Clinical certain fees described in the fee schedule below. The total budget under the agreement was approximately $2,436,928. For the three months ended March 31, 2026 and 2025, the total research and development expenses recorded in the statement of operations were $0 and $0, respectively. The fee schedule for certain fees and corresponding payment amounts is set forth below.

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

George Clinical tracked and invoiced the Company for the number of task units completed and pass-through costs were invoiced each month in arrears based on actual costs without mark-up. The PTC Advance Fee was used to offset final pass-through fees payable. As of March 31, 2026, the balance payable to George Clinical was $0, and the services agreement has terminated in accordance with its terms. All fees due under the agreement have been satisfied, and no further obligations to the vendor remain.

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

For the three months ended March 31, 2026, the Company paid $6,515,059 in consulting fees, which includes refundable value-added tax (VAT) expenses. As of March 31, 2026 and December 31, 2025, accounts payable related to consulting fees and VAT totaled $9,943,617 and $7,323,386, respectively.

OS Therapies Incorporated

Notes to the Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

(unaudited)

NOTE 6 — COMMITMENTS AND CONTINGENCIES (cont.)

Trustees for the University of Pennsylvania

On April 9, 2025, the Company acquired from Ayala the HER2 Assets. Pursuant to the terms of the HER2 Purchase Agreement, the amended and restated development, license and supply agreement with Advaxis terminated. In connection with the acquisition of the HER2 Assets, the Company was assigned by Ayala a license agreement with the Trustees of the University of Pennsylvania covering the use of HER2 construct patents. Under the terms of the license agreement, the Company is required to pay an annual license fee to the Trustees of the University of Pennsylvania. In April 2025, the Company paid a fee of $266,317. In addition, the Company is obligated to pay a royalty equal to 1.5% of net sales related to:

●	OST-HER2-related sales;

●	ADXS-503-related sales;

●	ADXS-504-related sales; and

●	Sales related to any new immunotherapy drug candidates created from the Lm platform during the term of such licensing agreement.

Legal Proceedings

From time to time, the Company may be involved in disputes, including litigation, relating to claims arising out of operations in the normal course of business. Any of these claims could subject the Company to costly legal expenses and, while management generally believes that there will be adequate insurance to cover different liabilities at such time the Company becomes a public company and commences clinical trials, the Company’s future insurance carriers may deny coverage or policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on the results of operations and financial position. Additionally, any such claims, whether or not successful, could damage the Company’s reputation and business. The Company is currently not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, could have a material adverse effect on the Company’s results of operations or financial position. The Company recently participated in an arbitration hearing related to a claim brought by its former investment advisor concerning underwriter compensation for the Company’s initial public offering in August 2024 and any subsequent equity offerings during the following 12 months. The hearing concluded on November 7, 2025, and the arbitrators issued a ruling on January 28, 2026, awarding the former investment advisor $1,055,428 and their attorneys $308,805. The Company also incurred $15,128 in arbitration-related fees.

The total amount of $1,379,361 has been accrued in the Company’s financial statements as of March 31, 2026 and December 31, 2025 and is recorded within accrued expenses. The Company does not intend to challenge the ruling. In accordance with ASC 450, the obligation is considered both probable and reasonably estimable.

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2026 and 2025

(unaudited)

NOTE 7 — EQUITY

Common Stock

In 2021, the Company’s common stock was initially split into two classes: 50,000,000 shares of Class A common stock, $0.001 par value per share (“Class A Common Stock”), and 20,000,000 shares of Class B common stock, $0.001 par value per share (“Class B Common Stock”). On February 9, 2024, the Company combined the two classes under the name common stock with 50,000,000 shares authorized. On October 21, 2025, stockholders approved an increase in authorized common stock from 50,000,000 to 150,000,000 shares. As of March 31, 2026 and December 31, 2025, the Company had 39,278,192 and 37,113,082 shares of common stock outstanding, respectively. Common stock has voting rights.

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

During the three months ended March 31, 2026, the Company issued 1,891,077 shares of common stock to investors in connection with its third warrant exercise inducement and exchange offering conducted in January 2026 and received payment for an additional 731,175 shares of prepaid common stock during the same period. The Company also issued 148,695 shares of common stock to vendors as compensation and reconciled investor accounts for 125,338 shares of common stock relating to 2025 transactions.

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

The Series A Preferred Stock dividend for the three months ended March 31, 2026 and 2025 was $0 and $0, respectively, resulting in a total accrued dividend payable of $375,000 as of both March 31, 2026 and December 31, 2025.

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

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2026 and 2025

(unaudited)

NOTE 7 — EQUITY (cont.)

Stock Options

The following table summarizes the common stock options issued to employees and consultants for services during the three months ended March 31, 2026:

	Common Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Intrinsic Value
Outstanding at January 1, 2026	6,771,250	$1.83	4.43	-
Granted	2,050,500	$1.47	4.82	-
Forfeited	(463,750)	$1.86	3.68	-
Exercised	-	-	-	-
Outstanding at March 31, 2026	8,357,500	$1.74	4.37	-
Exercisable at March 31, 2026	2,400,000	$1.86	3.68	-

The fair value of the options granted during the three months ended March 31, 2026 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

March 31, 2026
Volatility (based on peer companies)	112%
Risk Free Interest Rate	3.77%
Dividends	None
Estimated Life in years	4

During the three months ended March 31, 2026 and 2025, the Company recognized combined share-based compensation expense of $1,435,362 and $941,283, respectively, related to these common stock options. At the Company’s annual meeting on October 21, 2025, stockholders approved an amendment to the Company’s 2023 Incentive Compensation Plan, increasing the shares of common stock authorized for issuance thereunder from 4 million to 10 million.

Forfeitures during the three months ended March 31, 2026 included the cancellation of 300,000 common stock options previously awarded to the CEO in December 2024. The cancellation was approved to better align outstanding common option awards with annual approved award limits pursuant to the Company’s 2023 Incentive Compensation Plan. All forfeited awards were fully vested in previous years, resulting in no share-based compensation expense recorded in the three months ended March 31, 2026.

As of March 31, 2026, the total unrecognized share-based compensation expense related to unvested common stock options was $ $4,578,955 and will be recognized upon vesting.

Warrants for Underwriter and Placement Agents — Brookline Capital Markets

On August 2, 2024, the Company issued a warrant to Brookline Capital Markets to purchase 112,000 shares of the Company’s common stock, pursuant to an underwriting agreement entered into between the Company and Brookline. The warrant is exercisable 180 days after July 31, 2024, terminates on July 31, 2029, and has an exercise price of $4.40 per share.

OS Therapies Incorporated

Notes to the Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

(unaudited)

NOTE 7 — EQUITY (cont.)

On December 24, 2024, the Company entered into a securities purchase agreement, dated as of December 24, 2024 (the “Purchase Agreement”), and, in connection therewith, Brookline earned warrants initially exercisable for 39,918 shares at $4.40 per share. These warrants were subsequently adjusted to 156,821 shares at an exercise price of $1.12 per share, subject to further adjustment as provided in the agreement. The warrants are exercisable for five years from April 9, 2025. As of March 31, 2026, warrants to purchase 156,821 shares remained outstanding.

Warrant Inducements

Third Warrant Exercise Inducement and Exchange Offering. On January 14, 2026, the Company closed on a third warrant exercise inducement and exchange offering, pursuant to which less than 10 accredited investors holding existing warrants to purchase up to an aggregate of 5,382,148 shares of common stock at then-current exercise prices of $3.00 or $2.10 per share exercised for cash their warrants to purchase 2,499,558 shares of common stock at a reduced exercise price of $1.40 per share. In exchange, the Company issued to such holders new warrants to purchase up to an aggregate of 2,499,558 shares of common stock at an exercise price of $1.40 per share, subject to adjustment as provided therein, immediately exercisable from issuance for a period of five years.

Privately Negotiated Warrant Exercise Inducement and Exchange Agreements. During the period from January 10, 2026 to March 31, 2026, the Company entered into privately negotiated warrant exercise inducement and exchange agreements, pursuant to which certain holders of existing warrants exercised for cash their existing warrants to purchase 74,108 shares of common stock at a reduced exercise price of $1.40 per share, and in exchange the Company issued to such holders new warrants to purchase up to an aggregate of 74,108 shares of common stock at an exercise price of $1.40 per share, subject to adjustment as provided therein, immediately exercisable from issuance for a period of five years.

Gross cash proceeds from both inducements was $3,671,152, and related issuance costs was $294,892. In each case, the inducement transactions were accounted for as warrant modifications under ASC 470. The incremental fair value delivered to the inducement participants, measured as the difference between the fair value of the new warrants issued and the fair value of the existing warrants immediately before modification, both determined using a binomial lattice model, was recognized as an inducement charge through additional paid-in capital and is presented as a deduction from net income available to common stockholders for purposes of computing earnings per share. For the three months ended March 31, 2026, the inducement charges totaled $927,576 for the third warrant exercise inducement and exchange offering and $21,791 for the privately negotiated warrant exercise inducement and exchange transactions ($949,367 in aggregate). Both the original exercised warrants and the new warrants issued were equity-classified under ASC 815; accordingly, the modification accounting was affected entirely within stockholders’ equity with no income statement impact other than the EPS-numerator adjustment described above.

NOTE 8 — REDEEMABLE PREFERRED STOCK, MEZZANINE EQUITY AND WARRANT LIABILITY

Securities Purchase Agreement

On December 24, 2024, the Company entered into the Purchase Agreement with various institutional and accredited investors. The Company completed the initial closing on December 31, 2024 and sold an aggregate of 1,512,500 immediately separable units (the “Units”), each Unit consisting of (i) one share of the Company’s Series A Preferred Stock, and (ii) a Warrant to purchase one share of common stock, at a price per Unit of $4.00. The Warrant has an exercise price of $4.40 per share, subject to adjustment therein, and a term of five years from the date stockholder approval of the common stock issuances contemplated by the Purchase Agreement is obtained. The gross proceeds from the initial closing to the Company, before deducting transaction fees and other estimated expenses, was $6,050,000. On January 14, 2025, the Company sold and issued an additional 263,250 Units. The gross proceeds from the second closing to the Company, before deducting transaction fees and other estimated expenses, was $1,053,000.

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

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2026 and 2025

(unaudited)

NOTE 8 — REDEEMABLE PREFERRED STOCK, MEZZANINE EQUITY AND WARRANT LIABILITY (cont.)

Since inception (April 9, 2025) through March 31, 2026, Mezzanine Equity converted into 4,939,808 shares of common stock. As of March 31, 2026, 392,500 shares of Series A Preferred Stock remain outstanding, convertible into 1,401,786 shares of common stock.

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

The following assumptions were made as of December 31, 2024 in the model: (1) a variable exercise price with a floor of $4.40 per share, (2) current common stock price of $4.28 per share December 31, 2024, (3) discount rate of 4.38%, and (4) expected stock price volatility of 24.90%. As of December 31, 2024, the carrying value of the Warrant liability in aggregate was $1,971,975. The following assumptions were made as of January 14, 2025 in the model: (1) a variable exercise price with a floor of $4.40 per share, (2) current common stock price of $4.16 per share on January 14, 2025, (3) discount rate of 4.59%, and (4) expected stock price volatility of 25.77%. As of January 14, 2025 the carrying value of the 263,250 issued warrants was $330,781.

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

As of March 31, 2026 and December 31, 2025, the carrying value of the Warrant liability in aggregate was $0 and $0, respectively. During the three months ended March 31, 2026 and 2025, the Company recorded a gain on the change in fair value of the Warrant Liability in the amount of $0 and $1,122,561, respectively.

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2026 and 2025

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2026	2025
OPERATING EXPENSES
Research and development	$7,351,723	$1,309,155
General and administrative	2,816,215	3,690,331
Loss from operations	(10,167,938)	(4,999,486)

OTHER (EXPENSE) INCOME
Interest income	45	66
Interest expense	(75,344)	-
Non-operating expenses	(153,594)	-
Change in fair value of warrant liability	-	1,122,561
TOTAL OTHER (EXPENSE) INCOME	(228,893)	1,122,627

NET LOSS	(10,396,831)	(3,876,859)

NOTE 10 — SUBSEQUENT EVENTS

Registered Direct Offering and Conversion of Bridge Convertible Notes

On April 2, 2026, the Company completed a registered direct offering, pursuant to which it offered and sold to accredited investors an aggregate of 2,505,073 shares of common stock and, in lieu thereof, pre-funded warrants to purchase up to 1,250,893 shares of common stock, and accompanying common warrants to purchase up to 3,755,966 shares of common stock (the “2026 Registered Direct Offering”). The combined purchase price for each share and common warrant in the 2026 Registered Direct Offering was $1.40, and the purchase price for each pre-funded warrant and common warrant in the 2026 Registered Direct Offering was $1.399, which was equal to the per share and common warrant purchase price, minus $0.001. Proceeds received from the 2026 Registered Direct Offering were approximately $4.7 million.

The 2026 Registered Direct Offering qualified as a “Qualified Offering” under the terms of the Bridge Convertible Notes (as defined in Note 4 above), thereby triggering the automatic conversion provisions of such notes. Concurrent with the closing of the 2026 Registered Direct Offering, the $2,200,000 outstanding principal balance of the Bridge Convertible Notes, together with all accrued and unpaid interest thereon, automatically converted into the securities sold in 2026 Registered Direct Offering at the applicable offering price. The conversion eliminated the Bridge Convertible Note balance and the related unamortized debt discount, and the Company expects to recognize a non-cash extinguishment charge in the second quarter of 2026 reflecting the difference between the carrying amount of the Convertible Bridge Notes and the fair value of the securities issued upon conversion.

The Company is finalizing its accounting analysis for the April 2, 2026 transaction and will reflect the related debt extinguishment and equity issuance in its second quarter 2026 financial statements.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Examples of risks and uncertainties that could cause actual results to differ materially from historical performance and any forward-looking statements include, but are not limited to, the risks described under the section below titled “Risk Factors” and in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026, as well as any subsequent filings with the SEC.

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

We have engaged in ongoing regulatory interactions with the FDA, the United Kingdom Medicines and Healthcare products Regulatory Agency (MHRA), and the European Medicines Agency (EMA) regarding the clinical and biomarker data for OST-HER2 in recurrent, fully resected pulmonary metastatic Osteosarcoma. We anticipate submitting the clinical Biologics License Application (BLA) module following an expected Type B meeting with the FDA in the second quarter of 2026 and completing conditional Marketing Authorization Application (MAA) submissions to both the MHRA and the EMA in the second quarter of 2026. We also anticipate releasing additional biomarker data in the second quarter of 2026 to further characterize immune pathway activation and its relationship to clinical outcomes. We expect to initiate confirmatory clinical studies in the third quarter of 2026 in support of conditional approval pathways. If OST-HER2 receives approval under the FDA’s Accelerated Approval Program prior to September 30, 2029, we would become eligible to receive a Priority Review Voucher under the Rare Pediatric Disease Designation Program.

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

Recent Developments

2026 Warrant Exercise Inducement and Exchange Offer

On January 14, 2026, we closed on a warrant exercise inducement and exchange offer (the “2026 Inducement Offering”). The 2026 Inducement Offering was made to less than 10 accredited investors that held certain of our existing warrants to purchase up to an aggregate of 5,382,148 shares of our common stock having a then current exercise price of $3.00 or $2.10 per share during the period beginning January 10, 2026 and ending at 11:59 p.m., Eastern time, on March 2, 2026 (the “2026 Inducement Period”).

During the 2026 Inducement Period, we entered into inducement offer letter agreements with such holders, pursuant to which such holders exercised for cash their existing warrants to purchase an aggregate of 2,499,558 shares of our common stock at a reduced exercise price of $1.40 per share and in exchange we issued to such holders new warrants (the “2026 Warrants”) to purchase up to an aggregate of 2,499,558 shares of our common stock (the “2026 Warrant Shares”) at an exercise price of $1.40 per share, subject to adjustment as provided therein. The 2026 Warrants are exercisable for a period of five years from the date of issuance.

We engaged Ceros Financial Services, Inc. (“Ceros”) to act as our exclusive warrant solicitation agent in connection with the 2026 Inducement Offering and paid Ceros a cash fee equal to 8.0% of the total gross cash proceeds received from the exercise by the holders of their respective warrants during the 2026 Inducement Period and in connection with the 2026 Inducement Offering. We also paid Ceros $25,000 for its legal and other expenses.

The gross proceeds to us from the 2026 Inducement Offering, before deducting transaction fees and other 2026 Inducement Offering expenses, were approximately $3.5 million. We are using the net proceeds from the 2026 Inducement Offering to support U.S. and international regulatory and pre-commercial efforts aimed at securing marketing authorizations for OST-HER2 in the prevention or delay of recurrent, fully resected, lung metastatic Osteosarcoma, provide funding for our wholly owned subsidiary OS Animal Health’s proposed spinoff transaction preparations, and for general corporate purposes.

Privately Negotiated Warrant Exercise Inducement and Exchange Agreements

From January 10, 2026 through February 2026, we entered into privately negotiated inducement offer letters, pursuant to which certain holders of our existing warrants having a then current exercise price of $3.00 or $2.10 per share exercised for cash their existing warrants to purchase an aggregate of 123,216 shares of our common stock at a reduced exercise price of $1.40 per share and in exchange we issued 2026 Warrants to purchase up to an aggregate of 123,216 shares of our common stock at an exercise price of $1.40 per share, subject to adjustment as provided therein (such transactions, the “Private Inducement Transactions”). The 2026 Warrants are exercisable for a period of five years from the date of issuance. We received gross proceeds of approximately $172,502 from the Private Inducement Transactions.

2026 Bridge Financing

On March 4, 2026, pursuant to a securities purchase agreement (the “Bridge SPA”), we issued to certain accredited investors in a private placement transaction (i) 10.0% original issue discount unsecured convertible promissory notes in an aggregate principal amount of $2,200,000 (the “Bridge Notes”) and (ii) warrants to purchase up to an aggregate of 1,666,667 shares of our common stock (the “Bridge Warrants” and such private placement transaction, the “Bridge Financing”), for aggregate gross proceeds of $2,000,000, before deducting placement agent fees and other Bridge Financing expenses. The Bridge Notes were scheduled to mature on March 4, 2027 and accrued interest at a rate of 4.0% per annum. The Bridge Warrants were immediately exercisable upon issuance, expire five years from the date of issuance and have an exercise price of $1.40 per share, subject to adjustment as provided therein.

The Bridge Notes were sold at a 10% original issue discount, such that for each $100,000 invested by a purchaser, such purchaser received a Bridge Note in the principal amount of $110,000. The Bridge Notes were convertible into shares of our common stock or other of our securities under certain circumstances. Upon the consummation of a “Qualified Offering,” defined as a registered public offering or registered direct offering resulting in at least $2.5 million in gross proceeds from new money investments, the outstanding principal, together with all accrued and unpaid interest, were to automatically convert into the securities sold in such offering at the offering price. Additionally, prior to any such Qualified Offering or repayment of the Bridge Notes, holders could elect to convert the Bridge Notes, in whole or in part, into shares of our common stock at a conversion price equal to 90% of the average daily volume-weighted average price of our common stock during the 10 trading days immediately preceding the holder’s conversion notice, subject to adjustment.

Upon consummation of the 2026 Registered Direct Offering (as defined below), the Bridge Notes, together with all accrued and unpaid interest thereon, automatically converted into an aggregate of 1,576,311 shares of our common stock and warrants to purchase up to 1,576,311 shares of our common stock. The warrants were issued on the same terms as the common warrants issued in the 2026 Registered Direct Offering.

We are using the net proceeds of the Bridge Financing to fund clinical development activities, including ongoing and planned clinical trials, and advance our research and development programs, as well as for working capital and general corporate purposes.

We engaged Ceros to act as the exclusive placement agent for the Bridge Financing. In connection with the Bridge Financing, we paid to Ceros (a) a cash fee equal to 7.0% of the aggregate gross cash proceeds received by us in connection with the Bridge Financing and (b) a one-time expense reimbursement of $25,000 for its legal and other expenses incurred in connection with the Bridge Financing.

2026 Registered Direct Offering

On April 2, 2026, we completed a registered direct offering, pursuant to which we offered and sold to accredited investors an aggregate of 2,505,073 shares of our common stock and, in lieu thereof, pre-funded warrants to purchase up to 1,250,893 shares of our common stock, and accompanying common warrants to purchase up to 3,755,966 shares of our common stock (the “2026 Registered Direct Offering”). The combined purchase price for each share and common warrant in the 2026 Registered Direct Offering was $1.40, and the purchase price for each pre-funded warrant and common warrant in the 2026 Registered Direct Offering was $1.399, which was equal to the per share and common warrant purchase price, minus $0.001. We received net proceeds from the 2026 Registered Direct Offering of approximately $4.7 million. We are using the net proceeds to fund clinical development activities, including ongoing and planned clinical trials, advance our research and development programs, as well as for working capital and other general corporate purposes.

In connection with the 2026 Registered Direct Offering, Ceros acted as our exclusive placement agent. We paid Ceros a cash fee equal to 7.0% of the gross proceeds raised in the 2026 Registered Direct Offering. We also reimbursed Ceros up to $70,000 for its reasonable and documented out-of-pocket accountable expenses and up to $20,000 for its non-accountable expenses. We also issued to Ceros’s designees warrants to purchase up to an aggregate of 187,798 shares of our common stock. The placement agent warrants have an exercise price of $1.54 per share, are exercisable beginning September 2, 2026 and expire five years from April 2, 2026.

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

Critical accounting policies are those that, in management’s view, are most important to the portrayal of a company’s financial condition and results of operations and most demanding on their calls on judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements appearing elsewhere in this annual report. There were no critical accounting policies as of March 31, 2026.

Components of Our Results of Operations

Revenue. We did not recognize revenues for the three months ended March 31, 2026 and 2025.

Operating Expenses. Our operating expenses are comprised primarily of research and development expenses (including licensing costs) and general and administrative expenses.

Research and Development Expenses. Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates, which include:

●	personnel-related costs, including salaries, benefits and stock-based compensation expense, for employees engaged in research and development functions;

●	expenses incurred in connection with our research programs, including under agreements with third parties, such as consultants and contractors and CROs;

●	costs incurred in obtaining technology licenses and asset purchases are charged to licensing costs if the technology licensed has not reached technological feasibility which includes manufacturing, clinical, intellectual property and/or regulatory success which has no alternative future use. The licenses purchased by us require substantial completion of research and development and regulatory and marketing approval efforts in order to reach technological feasibility;

●	the cost of developing and scaling our manufacturing process and manufacturing drug substance and drug product for use in our research and preclinical and clinical studies, including under agreements with third parties, such as consultants and contractors and contract development and manufacturing organizations (CDMOs); and

●	the cost of laboratory supplies and research materials.

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

Interest Expense. Interest expense comprises accretion of interest on the Bridge Notes as well as amortization of related debt issuance costs.

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

Our issuances of common stock have resulted in ownership changes as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”); however, we have not yet performed a formal Section 382 study, and it is possible that a future analysis in 2026 could conclude that a substantial portion, or potentially all, of our NOL and R&D tax credit carryforwards may be limited or rendered unusable under Sections 382 and 383 of the Code. As a result, a portion of these carryforwards could expire unused. We are subject to U.S. federal tax examinations for the year 2021, given that NOL carryforwards from 2019 and subsequent years may be applied to current or future tax returns.

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2026	2025
OPERATING EXPENSES
Research and development	$7,351,723	$1,309,155
General and administrative	2,816,215	3,690,331
Loss from operations	(10,167,938)	(4,999,486)

OTHER (EXPENSE) INCOME
Interest income	45	66
Interest expense	(75,344)	-
Non-operating expenses	(153,594)	-
Change in fair value of warrant liability	-	1,122,561
TOTAL OTHER (EXPENSE) INCOME	(228,893)	1,122,627

NET LOSS	(10,396,831)	(3,876,859)

Research and Development Expenses. Research and development expenses were approximately $7.4 million for the three months ended March 31, 2026 compared to approximately $1.3 million for the three months ended March 31, 2025. This increase was primarily due to an increase in vendor expenses associated with our Phase IIb clinical trial, as we compiled data to submit to various governmental agencies, and a decrease in vendor expenses associated with our OST-tADC platform technology.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2026 were approximately $2.8 million compared to $3.7 million for the three months ended March 31, 2025. These expenses were primarily attributed to marketing and investor relations costs, advisory fees and other compensation related expenses.

Interest Expense. Interest expense for the three months ended March 31, 2026 was approximately $0.1 million compared to $0.0 million for the three months ended March 31, 2025. Interest expense related to amortization of debt issuance costs and accretion of interest on the Bridge Convertible Notes.

Non-Operating Expense. Non-operating expense for the three months ended March 31, 2026 was approximately $0.2 million compared to $0.0 million for the three months ended March 31, 2025 and related to losses on foreign currency transactions.

Change in Fair Value of Warrant. The Series A warrants issued in connection with our PIPE financing in December 2024 and January 2025 were reclassified from liability to equity in April 2025. The adjustment of the fair value of the warrant liability was $0.0 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively.

Liquidity and Capital Resources

Operating Losses

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates. For the three months ended March 31, 2026 and 2025, we reported a net loss of approximately $10.4 million and $3.9 million, respectively, and had an accumulated deficit of approximately $77.4 million and $67.2 million, respectively. We expect to incur significant expenses at an increasing rate and increasing operating losses for the foreseeable future.

As of March 31, 2026 and December 31, 2025, we had cash of approximately $0.9 million and $0.3 million, respectively. To date, we have primarily funded our operations through the sale of our securities in public offerings and private placements and warrant exercise inducement and exchange transactions, generating total gross proceeds of approximately $52.3 million as of May 15, 2026. We believe that the net proceeds from these transactions, together with our existing cash, will be sufficient to fund our operating expenses and capital expenditures for at least the next twelve months.

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In thousands)	2026	2025
Cash used in operating activities	$(4,564)	$(3,442)
Cash used in investing activities	-	(174)
Cash provided by financing activities	5,211	1,053
Net increase (decrease) in cash	$648	$(2,563)

Operating Activities

During the three months ended March 31, 2026 and 2025, operating activities used approximately $4.6 million and $3.4 million of cash, respectively, resulting from our net loss of approximately $10.4 million and $3.9 million, respectively, offset by net non-cash charges of approximately $1.9 million and $0.7 million, respectively, partially offset by net cash provided by changes in our operating assets and liabilities of approximately $3.9 million and ($0.3) million, respectively.

Net cash provided by changes in our operating assets and liabilities for the three months ended March 31, 2026 and 2025 consisted primarily of an increase (decrease) in accounts payable of approximately $2.1 million and $(0.05) million, respectively, and an increase (decrease) in accrued expenses of approximately $1.8 million and $(0.2) million, respectively.

Non-cash charges for the three months ended March 31, 2026 and 2025 were primarily the result of the changes in the fair value of our warrant liability of $0 million and $1.1 million, respectively, combined with our common stock shares issued for services and our stock-based compensation of approximately $1.4 million and $1.3 million, respectively. Changes in accounts payable, accrued expenses and other current liabilities and prepaid expenses and other current assets in all periods were generally due to growth in our business, the advancement of our research programs and the timing of vendor invoicing and payments.

Investing Activities

During the three months ended March 31, 2026 and 2025, net cash used in investing activities was approximately $0.0 million and $(0.2) million, respectively.

Financing Activities

For the three months ended March 31, 2026 and 2025, net cash provided by financing activities was approximately $5.2 million and $1.1 million, respectively. For three months ended March 31, 2026, we saw funds raised from our warrant inducement exercise offering of $3.4 million and net proceeds from the Bridge Financing of $1.8 million.

Warrant Exercise Inducement and Exchange Offers. On July 11, 2025, we completed a final closing of a warrant exercise inducement and exchange offer. On September 2, 2025, we closed on a second warrant exercise inducement and exchange offer. On January 14, 2026, we closed on a third warrant exercise inducement and exchange offer. The first inducement offering and second inducement offering were made to holders of certain of our Series A warrants issued in connection with our PIPE financing in December 2024 and January 2025 to purchase shares of our common stock having a then current exercise price of $1.12 per share.

Pursuant to certain inducement offer letter agreements, holders of such warrants exercised for cash their warrants to purchase an aggregate of 7,154,338 shares of our common stock at the then current exercise price of $1.12 per share and in exchange we issued to such holders new warrants to purchase up to an aggregate of 7,154,338 shares of our common stock at an exercise price of $3.00 per share, subject to adjustment as provided therein.

The third inducement offering was made to less than 10 accredited investors that held warrants issued in connection with the first and second inducement offerings to purchase up to an aggregate of 5,382,148 shares of our common stock having a then current exercise price of $3.00 or $2.10 per share. Pursuant to certain inducement offer letter agreements, such holders of such warrants exercised for cash their warrants to purchase 2,499,558 shares of our common stock at a reduced exercise price of $1.40 per share and in exchange we issued to such holders new warrants to purchase up to an aggregate of 2,499,558 shares of our common stock at an exercise price of $1.40 per share, subject to adjustment as provided therein.

We engaged a Ceros to act as our exclusive warrant solicitation agent in connection with these inducement offerings and paid Ceros a cash fee equal to 5.0%, 1.5% and 8.0% of the total gross cash proceeds received from the exercise by the holders of their respective warrants in connection with the first inducement offering, second inducement offering and third inducement offering, respectively. We also paid Ceros $15,000 and $25,000 for its reasonable legal and other expenses in connection with the first inducement offering and third inducement offering, respectively.

The gross proceeds to us from these inducement offerings, before deducting transaction fees and other offering expenses, were approximately $11.5 million. We are using the net proceeds from the inducement offerings to support U.S. and international regulatory and pre-commercial efforts aimed at securing marketing authorizations for OST-HER2 in the prevention or delay of recurrent, fully resected, pulmonary metastatic Osteosarcoma, provide funding for our wholly owned subsidiary OS Animal Health’s proposed spin-off transaction preparations, and for general corporate purposes.

Privately Negotiated Warrant Exercise Inducement and Exchange Agreements. From January 10, 2026 through March 2026, we entered into privately negotiated inducement offer letters, pursuant to which certain remaining holders of warrants issued in the first and second inducement offerings exercised for cash their warrants to purchase an aggregate of 123,216 shares of our common stock at a reduced exercise price of $1.40 per share and in exchange we issued new warrants to purchase up to an aggregate of 123,216 shares of our common stock at an exercise price of $1.40 per share, subject to adjustment as provided therein. We received gross proceeds of approximately $172,502 from the exercise of these new warrants.

2026 Bridge Financing. On March 4, 2026, pursuant to the Bridge SPA, we issued to certain accredited investors in the Bridge Financing (i) Bridge Notes in an aggregate principal amount of $2,200,000 and (ii) Bridge Warrants to purchase up to an aggregate of 1,666,667 shares of our common stock, for aggregate gross proceeds of $2,000,000, before deducting placement agent fees and other Bridge Financing expenses. The Bridge Notes were sold at a 10% original issue discount, such that for each $100,000 invested by a purchaser, such purchaser received a Bridge Note in the principal amount of $110,000. We are using the net proceeds of the Bridge Financing to fund clinical development activities, including ongoing and planned clinical trials, and advance our research and development programs, as well as for working capital and general corporate purposes.

We engaged Ceros to act as the exclusive placement agent for the Bridge Financing. In connection with the Bridge Financing, we paid to Ceros (a) a cash fee equal to 7.0% of the aggregate gross cash proceeds received by us in connection with the Bridge Financing and (b) a one-time expense reimbursement of $25,000 for its legal and other expenses incurred in connection with the Bridge Financing.

2026 Registered Direct Offering. On April 2, 2026, we the 2026 Registered Direct Offering. We received net proceeds from the 2026 Registered Direct Offering of approximately $4.7 million. We are using the net proceeds to fund clinical development activities, including ongoing and planned clinical trials, advance our research and development programs, as well as for working capital and other general corporate purposes.

In connection with the 2026 Registered Direct Offering, Ceros acted as our exclusive placement agent. We paid Ceros a cash fee equal to 7.0% of the gross proceeds raised in the 2026 Registered Direct Offering. We also reimbursed Ceros up to $70,000 for its reasonable and documented out-of-pocket accountable expenses and up to $20,000 for its non-accountable expenses. We also issued to Ceros’s designees warrants to purchase up to an aggregate of 187,798 shares of our common stock. The placement agent warrants have an exercise price of $1.54 per share, are exercisable beginning September 2, 2026 and expire five years from April 2, 2026.

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

As of March 31, 2026, we had paid the Up-Front Fee. The payment schedule for milestones and corresponding payment amounts is set forth below.

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

For the three months ended March 31, 2026, we paid $6,515,059 in consulting fees, which includes refundable value-added tax (“VAT”) expenses. As of March 31, 2026, accounts payable related to consulting fees and VAT totaled $9,943,617.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2026, that the disclosure controls and procedures are not effective due to inadequate segregation of duties as a result of limited personnel and insufficient written policies and procedures for accounting, information technology and financial reporting (no control procedures in place) and insufficient number of personnel with appropriate levels of accounting knowledge and experience in U.S. GAAP.

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any pending or threatened legal proceedings.

See also Note 6 to our consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

You should carefully consider the factors discussed under the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC on March 31, 2026, as such factors could materially affect our business, financial condition, and future results. The risks described in such annual report are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may have a material adverse impact on our business, financial condition, or results of operations. There have been no material changes to the risk factors identified in our most recent Annual Report on Form 10-K, other than as set forth below.

Sales of a substantial number of shares of our common stock, including shares issued or issuable pursuant to our ATM program and upon the conversion or exercise of our outstanding convertible or exercisable securities, could cause the market price of our common stock to decline.

The sale of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could cause the market price of our common stock to decline. We had 44,538,106 shares of common stock outstanding as of May 14, 2026 (excluding any shares issuable upon the conversion or exercise, as applicable, of our outstanding Series A senior convertible preferred stock, warrants or stock options). A substantial majority of the outstanding shares of our common stock are freely tradable without restriction or further registration under the Securities Act, unless such shares are owned or purchased by “affiliates” as that term is defined in Rule 144 under the Securities Act.

In addition, as of May 14, 2026, there were outstanding (i) 392,500 shares of Series A senior convertible preferred stock convertible into an aggregate of 1,401,786 shares of common stock, (ii) warrants to purchase an aggregate of 11,683,476 shares of common stock, and (iii) stock options to purchase an aggregate of 8,357,500 shares of our common stock, of which options to purchase 2,400,000 shares of our common stock were then exercisable. The shares of our common stock issuable upon conversion or exercise, as applicable, of such securities may be immediately eligible for resale in the open market. We may also utilize our “at the market” equity offering program pursuant to our at market issuance sales agreement with B. Riley Securities, Inc. and JonesTrading Institutional Services LLC. Any such sales, or the perception that such sales could occur, could cause the market price of our common stock to decline and may make it more difficult for us to raise capital in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2026, we issued to certain vendors an aggregate of 148,695 shares in exchange for their services. The shares of common stock were issued in reliance upon an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act.

Item 6. Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
1.1	Placement Agency Agreement, dated as of March 31, 2026, by and between OS Therapies Incorporated and Ceros Financial Services, Inc. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on April 2, 2026).

4.1	Form of Warrant for the 2026 Inducement Offering (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on January 12, 2026).

4.2	Form of 10.0% Original Issue Discount Unsecured Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 6, 2026).

4.3	Form of Warrant for the Bridge Financing (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on March 6, 2026).

4.4	Form of Registered Direct Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 2, 2026).

4.5	Form of Registered Direct Common Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 2, 2026).

4.6	Form of Registered Direct Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on April 2, 2026).

10.1	Form of Inducement Offer Letter for the 2026 Inducement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 12, 2026).

10.2	Form of Securities Purchase Agreement for the Bridge Financing (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 6, 2026).

10.3	Form of Securities Purchase Agreement for the Registered Direct Offering (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 2, 2026).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 (unaudited); (ii) Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025 (unaudited); (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended March 31, 2026 and 2025 (unaudited); (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025 (unaudited); and (v) Notes to the Consolidated Financial Statements (unaudited).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included as Exhibit 101).

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OS THERAPIES INCORPORATED

Date: May 18, 2026	By:	/s/ Paul Romness
Paul Romness
Chief Executive Officer
(Principal Executive Officer)

Date: May 18, 2026	By:	/s/ Christopher Acevedo
Christopher Acevedo
Chief Financial Officer
(Principal Financial and Accounting Officer)