Form 10-Q
period 2026-06-30
OS Therapies Inc
filed 2026-08-14
CIK 1795091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

or

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

The number of shares of the registrant’s common stock outstanding as of the close of business on August 12, 2026 was 46,125,825.

TABLE OF CONTENTS

OS THERAPIES INCORPORATED

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OS Therapies Incorporated
Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current Assets
Cash	$205,035	$269,830
Prepaid expenses	337,707	63,082
VAT Receivable	3,097,825	-
Total Current Assets	3,640,567	332,912
Long-Term Assets
Fixed assets (net)	1,100	2,490
Patent (net of amortization)	6,255,646	6,504,132
Total-Long Term Assets	6,256,746	6,506,622
TOTAL ASSETS	$9,897,313	$6,839,534

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$20,247,881	$11,351,389
Accrued payroll and payroll taxes – related party	14,740	36,792
Accrued payroll and payroll taxes	3,622	1,279
Preferred dividends payable	375,000	375,000
Total Current Liabilities	20,641,243	11,764,460
Long-Term Liabilities
TEDCO grant	100,000	100,000
Total Long-Term Liabilities	100,000	100,000
Total Liabilities	20,741,243	11,864,460

Commitments and contingencies (See Note 6)
MEZZANINE EQUITY:
Series A Convertible Preferred Stock, par value $0.001, 2,500,000 shares authorized; 392,500 and 392,500 issued and outstanding, respectively	1,070,705	1,070,705
Total Mezzanine Equity	1,070,705	1,070,705

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001, 150,000,000 shares authorized; 45,283,071 and 37,113,082 issued and outstanding, respectively	45,283	37,113
Preferred stock, par value $0.001, 5,000,000 shares authorized; 0 and 0 shares outstanding, respectively	-	-
Additional paid-in capital	74,255,518	61,053,475
Accumulated deficit	(86,215,436)	(67,186,219)
Total Stockholders’ Deficit	(11,914,635)	(6,095,631)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$9,897,313	$6,839,534

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OS Therapies Incorporated
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
OPERATING EXPENSES
Research and development	$6,074,436	$2,499,498	$13,426,159	$3,808,653
General and administrative	2,501,176	2,339,230	5,317,391	6,029,561
Loss from operations	(8,575,612)	(4,838,728)	(18,743,550)	(9,838,214)

OTHER (EXPENSE) INCOME
Interest income	46	64	91	130
Interest expense	(5,581)	-	(80,925)	-
Non-operating expenses	(51,239)	-	(204,833)	-
Change in fair value of warrant liability	-	302,042	-	1,424,603
TOTAL OTHER (EXPENSE) INCOME	(56,774)	302,106	(285,667)	1,424,733

NET LOSS	(8,632,386)	(4,536,622)	(19,029,217)	(8,413,481)

NET LOSS available to common shareholders	$(8,632,386)	$(4,536,622)	$(19,029,217)	$(8,413,481)

Weighted-average # of shares	43,904,159	25,114,460	41,356,412	25,062,494
Basic and diluted loss per common share outstanding	$(0.20)	$(0.19)	$(0.46)	$(0.35)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OS Therapies Incorporated

Consolidated Statements of Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2026 and 2025

(unaudited)

	Common Stock		Preferred Stock		Additional		Total
	CS – Shares		PS – Shares		Paid-in	Accumulated	Stockholders’
	CS – Par		PS – Par		Capital	Deficit	Deficit
Balances, December 31, 2024	20,869,908	$20,870	-	$-	$35,144,967	$(38,432,375)	$(3,266,538)
Commitment shares issued for Equity Line of Credit	157,407	157	-	-	568,078	-	568,235
Shares issued for Services	320,000	321	-	-	1,446,980	-	1,447,301
Stock-based compensation	-	-	-	-	941,283	-	941,283
Net Loss	-	-	-	-	-	(3,876,859)	(3,876,859)
Balances, March 31, 2025	21,347,315	$21,348	-	$-	$38,101,308	$(42,309,234)	$(4,186,578)
Conversion of Preferred Shares Mezzanine Equity to Common Stock	3,962,129	3,962	-	-	2,988,070	-	2,992,032
Issuance Common Stock for Patent Purchase	2,164,215	2,164	-	-	2,897,884	-	2,900,048
Conversion of Warrants to Common Stock	2,181,257	2,181	-	-	2,481,284	-	2,483,465
Common Stock Shares issued for Services	10,000	10	-	-	9,990	-	10,000
APIC Warrants Liability Reclass Preferred Stock	-	-	-	-	878,153	-	878,153
Pending Issuance of Common Stock to Ayala (444,041 shares)	-	-	-	-	595,016	-	595,016
APIC Warrants Patent License	-	-	-	-	2,902,951	-	2,902,951
Stock-based compensation	-	-	-	-	905,182	-	905,182
Net Loss	-	-	-	-	-	(4,536,622)	(4,536,622)
Balances, June 30, 2025	29,664,916	$29,665	-	$-	$51,759,838	$(46,845,856)	$4,943,647

Balances, December 31, 2025	37,113,082	$37,113	-	$-	$61,053,475	$(67,186,219)	$(6,095,631)
Common Stock issued for Services	148,695	149	-	-	289,051	-	289,200
Stock-based compensation	-	-	-	-	1,435,362	-	1,435,362
Other Issuances of Common Stock	125,338	125	-	-	-	-	125
Issuance of prepaid Common Stock	-	-	-	-	1,023,645	-	1,023,645
Warrants issued in connection with Convertible Bridge Notes	-	-	-	-	567,402	-	567,402
Conversion of Warrants to Common Stock - Inducement	1,891,077	1,891	-	-	2,350,599	-	2,352,490
Net Loss	-	-	-	-	-	(10,396,831)	(10,396,831)
Balances, March 31, 2026	39,278,192	$39,278	-	$-	$66,719,534	$(77,583,050)	$(10,824,238)
Conversion of Bridge Convertible Notes	1,576,311	1,576	-	-	1,346,947	-	1,348,523
Issuances of Common Stock in connection with the Registered Direct Offering	2,505,073	2,505	-	-	3,066,600	-	3,069,105
Issuance of Prepaid Common Stock in connection with the Registered Direct Offering	-	-	-	-	1,751,250	-	1,751,250
Warrants converted into Common Stock	893,495	894	-	-	(894)	-	-
Common Stock issued for Services	30,000	30	-	-	41,970	-	42,000
Stock-based compensation	-	-	-	-	1,331,111	-	1,331,111
Conversion of Prepaid Common Stock to Common Stock	1,000,000	1,000	-	-	(1,000)	-	-
Net Loss	-	-	-	-	-	(8,632,386)	(8,632,386)
Balances, June 30, 2026	45,283,071	$45,283	-	$-	$74,255,518	$(86,215,436)	$(11,914,635)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OS Therapies Incorporated
Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2026 and 2025

(unaudited)

	June 30,	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,029,217)	$(8,413,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	249,876	113,209
Amortization of debt issuance costs and warrants	74,081	-
Changes in fair value of warrant liability	-	(1,424,603)
Shares issued for services	331,200	356,588
Commitment shares issued for equity line of credit	-	568,235
Stock-based compensation expense	2,766,473	1,846,465
Changes in operating assets and liabilities:
Prepaid expenses	(274,625)	348,750
VAT receivable	(3,097,825)	-
Accounts payable and accrued expenses	8,896,492	899,956
Accrued interest on convertible notes	6,844	-
Accrued payroll and payroll taxes	(19,709)	(97,257)
Net cash used in operating activities	(10,096,410)	(5,802,138)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent license acquisition	-	(466,423)
Net cash used in investing activities	-	(466,423)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant exercises (net of issuance costs)	3,376,260	2,483,465
Proceeds from convertible notes (net of issuance costs)	1,835,000	-
Sale of preferred stock and warrants	-	1,053,582
Proceeds from issuance of common stock and warrants in connection with Registered Direct Offering	4,820,355	-
Net cash provided by financing activities	10,031,615	3,537,047

Net change in cash and cash equivalents	(64,795)	(2,731,514)
Cash and cash equivalents – beginning of period	269,830	5,533,527
Cash and cash equivalents – end of period	$205,035	$2,802,013

Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Warrants issued in connection with Convertible Bridge Notes	$567,402	$-
Conversion of Bridge Notes and accrued interest into common stock and warrants	$1,348,523	$-
Shares issued for prepaid services	$-	$1,100,713
Mezzanine equity conversion (net of costs)	$-	$2,992,032
Common stock issued for patent purchase	$-	$6,398,015
Reclassification of warrant liability to equity	$-	$878,153

The accompanying notes are an integral part of these unaudited consolidated financial statements.

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2026 and 2025
(unaudited)

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS, LIQUIDITY, AND RISK FACTORS

OS Therapies Incorporated (“we,” “us,” “our,” the “Company”) is a Delaware corporation incorporated on June 24, 2019. It is based in Rockville, Maryland. The Company is the successor to an LLC formed in 2018.

The Company intends to focus on the identification, development, and commercialization of treatments for Osteosarcoma and other related diseases. As of June 30, 2026, there is one ongoing clinical trial for Osteosarcoma therapy.

OS Animal Health Inc. – Subsidiary

On June 25, 2025, the Company formed OS Animal Health Inc., a Delaware corporation and wholly owned subsidiary. The subsidiary had minimal activity during the six months ended June 30, 2026, consisting primarily of investor relations and audit-related expenses. During this period, the Company entered into a license agreement with the subsidiary, pursuant to which it granted the subsidiary rights to use the HER2 Assets (as defined below).

OS Therapies UK LTD – Subsidiary

On August 29, 2025, the Company formed OS Therapies UK LTD, a United Kingdom corporation and wholly owned subsidiary. This subsidiary serves as the Company’s research and development arm. The Company has transitioned its research and development activities to this subsidiary and has entered into an intercompany loan agreement.

Liquidity

The Company has prepared its consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred significant net losses and negative cash flows from operations. During the six months ended June 30, 2026, the Company incurred a net loss of $19.0 million and used $10.1 million in cash for operating activities.

As of June 30, 2026, the Company had cash and cash equivalents of $205,035. Management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The Company’s current cash balance is insufficient to fund operations. During the six months ended June 30, 2026, the Company incurred significant expenses, primarily related to activities in preparation for potential regulatory approvals by the U.S. Food and Drug Administration and other countries’ regulatory authorities. The Company expects vendor and related costs associated with these efforts to total approximately $24.0 million and continue into the remainder of 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited consolidated financial statements are issued.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital to fund its research and development and future operations. Management’s plans to mitigate these conditions include:

●	Equity and Debt Financing: The Company is actively seeking additional capital through public or private equity offerings or debt financings.

The Company closed an equity financing on August 10, 2026, raising approximately $4.7 million in net proceeds, with an additional $5 million in future borrowings available. See Note 10 for additional information. However, there can be no assurance that the Company will be successful in securing additional financing on favorable terms, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2026 and 2025
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

VAT Receivable

The Company’s operations in the United Kingdom, conducted through its wholly owned subsidiary, incur value-added tax (“VAT”) on certain purchases of goods and services. Input VAT incurred on qualifying expenditures is recoverable from HM Revenue & Customs (“HMRC”) through the filing of periodic VAT returns. In prior periods, the Company did not recognize a VAT receivable because it had no established history of filing VAT returns in the United Kingdom, and the recoverability of such amounts was therefore not considered probable. In April 2026, the Company filed its VAT returns with HMRC. On the basis of that filing history, the Company determined that recoverable input VAT is realizable and, accordingly, began recognizing a VAT receivable as an asset beginning in June 2026. The VAT receivable is stated at the amount expected to be recovered from HMRC and is assessed for recoverability at each reporting period.

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
For the Three and Six Months Ended June 30, 2026 and 2025

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

Patent Amortization

On April 9, 2025, in connection with the HER2 Purchase Agreement (as defined below), the Company acquired the HER2 Assets (as defined below) from Ayala (as defined below), including the assignment by Ayala of a license agreement with the Trustees of the University of Pennsylvania. These intangible assets are amortized on a straight-line basis over their estimated useful lives, with amortization recorded quarterly. Amortization expense for the six months ended June 30, 2026 and 2025 was $248,486 and $111,189, respectively.

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

As of June 30, 2026, expected future amortization expense is as follows:

Year
From July 1 to December 31, 2026	$248,486
2027	496,973
2028	496,973
2029	496,973
2030	496,973
2031 and thereafter	4,019,268
Total	$6,255,646

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2026 and 2025

(unaudited)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets or the asset groups are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the estimated discounted future net cash flows arising from the assets or asset groups. No impairment losses on long-lived assets have been recorded for the three and six months ended June 30, 2026 or June 30, 2025.

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

Short-term Leases

For short-term leases with a term of 12 months or less, the Company recognizes lease expense on a straight-line basis over the lease term. The Company’s current lease arrangements qualify for this short-term lease exemption and are expensed as incurred. The Company did not renew its prior lease due to landlord restrictions related to renovations of the premises and has temporarily relocated its primary office to 115 Pullman Crossing Road, Suite #103, Grasonville, Maryland 21638. This space, which serves as the primary office of the Company’s Chief Financial Officer, is being provided at no cost. In May 2025, the Company entered into a month-to-month lease agreement with JLabs for general office space in New York City, primarily for meetings and use by staff when visiting. The monthly lease payment was $750 and increased to $811 effective January 1, 2026. The lease terminated on May 31, 2026 in connection with a change in ownership of the premises, and the Company did not renew the lease.

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2026 and 2025

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

The Company will recognize interest and penalties related to tax positions in income tax expense. As of June 30, 2026 and December 31, 2025, the Company had no unrecognized uncertain income tax positions.

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

Below is a table listing all preferred stock and common stock equivalents:

Common Stock Equivalents	June 30, 2026	December 31, 2025
Series A Senior Convertible Preferred Stock	1,401,786	1,401,786
Underwriter/Placement Agent Warrants	534,915	319,711
Investor Warrants	13,024,670	7,154,338
Vendor Warrants	100,000	-
Prepaid Common Stock Investors	2,424,108	1,441,518
Total	17,485,479	10,317,353

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2026 and 2025

(unaudited)

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (cont.)

The Series A Preferred Stock issued on December 31, 2024 and January 14, 2025 is reflected in the table above as of June 30, 2026 because, although the preferred stock itself does not qualify for equity classification, the shares of common stock issuable upon conversion meet the applicable equity classification criteria. Stockholder approval was obtained on April 9, 2025, for the issuance of the shares of common stock underlying the Series A Preferred Stock, which is classified as mezzanine equity, and for the Series A Warrants. Upon approval, the conversion price of the Series A Preferred Stock and the exercise price of the Series A Warrants were automatically adjusted to $1.12 per share, based on the volume-weighted average price of the Company’s common stock for the 10 trading days immediately preceding April 9, 2025. This adjustment established a conversion multiplier of 3.571429 common shares per preferred share. As of June 30, 2026, 392,500 non-converted shares of Series A Preferred Stock were outstanding, which, using the conversion multiplier, are exercisable into 1,401,786 shares of common stock.

As of June 30, 2026, a total of 534,915 shares of common stock were underlying outstanding underwriter and placement agent warrants, consisting of (i) 112,000 shares issued in connection with the Company’s initial public offering, (ii) 235,117 shares issued to placement agents in connection with the PIPE financing in December 2024 and January 2025 and (iii) 187,789 shares issued to the placement agent in connection with the Company’s registered direct offering consummated on April 2, 2026 (the “2026 Registered Direct Offering”).

During the Company’s two warrant exercise inducement and exchange offerings, held June 23 to July 10, 2025, and August 29 to September 1, 2025, warrant holders who exercised their existing warrants received new warrants with an exercise price of $3.00 per share. In total, warrants to purchase 7,154,338 shares of common stock (which included 235,117 agent warrants, separately stated, and 6,919,221 investor warrants) were exercised in exchange for new warrants to purchase an equal number of shares. On January 14, 2026, the Company completed a closing of a third warrant exercise inducement and exchange offering, pursuant to which less than 10 accredited investors that exercised their existing warrants received new warrants to purchase up to an aggregate of 2,499,558 shares of the Company’s common stock at an exercise price of $1.40 per share, resetting the warrant price to $1.40 for all warrant holders but keeping the warrants total to 7,154,338. On March 4, 2026, the Company issued to certain accredited investors in the Bridge Financing (as defined below), among other securities, Bridge Warrants (as defined below) to purchase up to an aggregate of 1,666,667 shares of common stock. On April 2, 2026, the Company issued to certain purchasers in the 2026 Registered Direct Offering warrants to purchase up to an aggregate of 5,332,277 shares of common stock, including warrants to purchase up to 1,576,311 shares of common stock issuable upon the automatic conversion of the Bridge Convertible Notes (as defined below) in connection with the offering. As of June 30, 2026, the Company had investor and agent warrants to purchase 13,559,585 shares of common stock outstanding.

On January 27, 2026, the Company issued to a vendor a warrant to purchase 100,000 shares of common stock at an exercise price of $2.12 per share, exercisable in September 2026 and expiring in September 2030. Including such warrant, as of June 30, 2026, the Company had outstanding warrants to purchase an aggregate of 13,659,585 shares of common stock.

Warrant holders who held 2,391,518 prepaid shares, exercised and received 950,000 of such shares in 2025, resulting in a balance of 1,441,518 prepaid shares of common stock as of December 31, 2025. In connection with the third warrant exercise inducement and exchange offering, an accredited investor pre-funded the exercise of warrants to purchase 731,175 shares. On April 2, 2026, the Company issued to certain purchasers in the 2026 Registered Direct Offering pre-funded warrants to purchase up to an aggregate of 1,250,893 shares of common stock, of which pre-funded warrants to purchase 893,495 shares were exercised in April 2026. In June 2026, pre-funded warrants to purchase 100,000 shares were exercised, bringing the Company’s outstanding prepaid common stock to 2,424,108 shares as of June 30, 2026.

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
For the Three and Six Months Ended June 30, 2026 and 2025

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

Recent Accounting Pronouncements

The Company has evaluated all recently issued accounting pronouncements and plans to adopt ASU 2024-03, Disaggregated Income Statement Disclosure, in the notes to its audited financial statements for the year ending December 31, 2026. The Company is assessing the impact of adopting ASU 2024-03.

No other recently issued accounting pronouncements are expected to have a material impact on the Company’s financial statements at this time.

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2026 and 2025

(unaudited)

NOTE 3 — RELATED PARTY TRANSACTIONS

Accrued Payroll

As of June 30, 2026 and December 31, 2025, the Company had payroll payable to the CEO of $14,740 and $36,792, respectively, and related payroll taxes payable of $3,622 and $1,279, respectively. During the six months ended June 30, 2026 and 2025, the Company made advances on payroll payable, and the CEO repaid amounts previously advanced.

Related Party Accounting Fees

As of June 30, 2026 and December 31, 2025, the Company had accounts payable of $26,031 and $0, respectively, to Shore Accountants MD Inc., an outside accounting firm that provides payroll, bookkeeping, and tax preparation services. Shore Accountants MD Inc. is wholly owned by Christopher Acevedo, the Company’s Chief Financial Officer.

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

Proceeds from the Bridge Financing were allocated between the Bridge Convertible Notes and the accompanying Bridge Warrants on a relative fair value basis. Of the $2,000,000 in initial proceeds, $567,402 was allocated to the Bridge Warrants (recorded as additional paid-in capital), with the remaining amount of $1,432,598 allocated to the Bridge Convertible Notes. The resulting debt discount on the Bridge Convertible Notes is being accreted to face value through interest expense using the effective interest method over the contractual term of the Bridge Convertible Notes. For the six months ended June 30, 2026, the Company recognized $6,372 of contractual interest expense on the Bridge Convertible Notes and $68,972 of non-cash interest expense related to the amortization of the debt discount.

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2026 and 2025

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

On April 2, 2026, upon consummation of the 2026 Registered Direct Offering, the Bridge Convertible Notes, together with all accrued and unpaid interest thereon, automatically converted into an aggregate of 1,576,311 shares of the Company’s common stock and warrants to purchase up to 1,576,311 shares of the Company’s common stock. The 2026 Registered Direct Offering constituted a “Qualified Offering” under the terms of the Bridge Convertible Notes, triggering their automatic conversion pursuant to their original contractual terms. In accordance with ASC 470-20-40, the Company applied the carrying-value method and reclassified the net carrying amount of the Bridge Convertible Notes of approximately $1,348,523, representing principal and converted accrued interest, net of unamortized debt discount, to common stock and additional paid-in capital, with no gain or loss recognized. Interest expense on the Bridge Convertible Notes was recognized through the April 2, 2026 conversion date, and no Bridge Convertible Notes remained outstanding as of June 30, 2026 (see Note 7). The 1,576,311 shares of common stock issued upon conversion of the Bridge Convertible Notes were included in the weighted-average number of common shares outstanding used to calculate basic and diluted loss per share beginning April 2, 2026. The conversion did not result in an inducement charge or deemed dividend affecting the earnings per share numerator.

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

Rental Agreement

The Company rented a virtual office on a month-to-month basis at JLabs in New York, New York, a facility owned by Johnson & Johnson. The monthly rent was $811. The lease terminated on May 31, 2026 in connection with a change in ownership of the premises, and the Company did not renew the lease. In addition, the Company rents a facility for its UK operations, with total rent payments of $499 for the six months ended June 30, 2026. The total rent expense for the six months ended June 30, 2026 and 2025 was $3,743 and $5,513, respectively.

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2026 and 2025

(unaudited)

NOTE 6 — COMMITMENTS AND CONTINGENCIES (cont.)

License Obligation and Manufacturing Agreements

Advaxis (now Ayala)

In September 2018, the Company entered into an exclusive license agreement with Advaxis, Inc., as amended, under which it acquired the rights to develop and commercialize the Advaxis HER2 Construct, including related patents.

Under the agreement, all milestone payments were non-refundable, non-creditable and payable only once upon the achievement of the corresponding milestone. As of December 31, 2020, the first milestone was achieved and paid ($1,550,000) in January 2021. The second milestone was completed and paid ($1,375,000) in May 2021. No milestone payments were made for the three and six months ended June 30, 2026 or June 30, 2025. The license agreement was terminated upon the Company’s purchase of the HER2 Assets from Ayala on April 9, 2025, which included a payment of $400,000 and the issuance of common stock and pre-funded warrants as consideration. All common stock and pre-funded warrants were issued to Ayala in 2025.

BlinkBio

In July 2020, the Company entered into a Licensing Agreement with BlinkBio, Inc., to utilize their proprietary technology. As of August 2020, the $300,000 License fee was fully paid and recorded in license expense. These payments have been recorded in the Licensing expenses of the accompanying statement of operations. No payments were due or made in the six months ended June 30, 2026 and 2025. The Company is currently conducting early-stage research on the licensed drug, including studies to support future toxicology evaluations. A payment schedule for future milestones is summarized below.

Milestone Bearing Event		Milestone Payment
1.	License Fee to utilize proprietary technology (paid)	$300,000 + $2.4 million Convertible Note
2.	Commencement of a toxicology study commenced pursuant to Good Laboratory Practices (per 21 CFR Part 58) such that any resulting positive data would be admissible to applicable Regulatory Authorities to support an IND (commonly referred to as “GLP-Tox”)	$375,000
3.	Completion of a Phase I Clinical Trial	$1,500,000
4.	Completion of a Phase II Clinical Trial	$2,500,000
5.	Filing of an NDA, BLA or MAA registration (or the equivalent in any other territory around the world)	$6,000,000
6.	Regulatory Approval in the first of the United States, within the EU or within the UK	$12,000,000

The Company will make the cash payments set forth in the table above by wire transfer of immediately available funds, to BlinkBio within 30 days of the occurrence of each milestone set forth with respect to the first Product to attain each such milestone, except that the first Milestone above will apply with respect to The Company’s first product candidate. During the Royalty Term, the Company will pay BlinkBio a royalty of 6% on Net Sales on a Product-by-Product and country-by-country basis during the Royalty Term, in a country in which no Valid Claim Covers the manufacture, use, or sale of a Product, the royalty on Net Sales of such Product in such country will be reduced to 3%. No royalties were due in the six months ended June 30, 2026 and 2025.

For the avoidance of doubt, each milestone payment will be payable only once, and the aggregate amount of Milestone payments payable hereunder will not exceed $22,375,000. A Milestone may be achieved by the Company or a Commercial Sublicensee.

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2026 and 2025

(unaudited)

NOTE 6 — COMMITMENTS AND CONTINGENCIES (cont.)

George Clinical Inc.

In June 2020, the Company entered into a Research Service Agreement, as amended, with George Clinical Inc., to use their clinical research services for the Company’s study: “An Open Label, Phase 2 Study of Maintenance Therapy with OST-HER2 after Resection of Recurrent Osteosarcoma”. Under the terms of the agreement, the Company was required to pay to George Clinical certain fees described in the fee schedule below. The total budget under the agreement was approximately $2,436,928. For the six months ended June 30, 2026 and 2025, the total research and development expenses recorded in the statement of operations were $0 and $0, respectively. The fee schedule for certain fees and corresponding payment amounts is set forth below.

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

George Clinical tracked and invoiced the Company for the number of task units completed and pass-through costs were invoiced each month in arrears based on actual costs without mark-up. The PTC Advance Fee was used to offset final pass-through fees payable. As of June 30, 2026, the balance payable to George Clinical was $0, and the services agreement has terminated in accordance with its terms. All fees due under the agreement have been satisfied, and no further obligations to the vendor remain.

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

For the six months ended June 30, 2026 and 2025, the Company incurred consulting fee expenses of $14,357,276 and $459,485, respectively, which included refundable VAT expenses. As of June 30, 2026 and December 31, 2025, accounts payable related to consulting fees and VAT totaled $12,998,803 and $7,323,386, respectively.

OS Therapies Incorporated

Notes to the Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2026 and 2025

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

The total amount of $1,379,361 has been accrued in the Company’s financial statements as of June 30, 2026 and December 31, 2025 and is recorded within accrued expenses. The Company does not intend to challenge the ruling. In accordance with ASC 450, the obligation is considered both probable and reasonably estimable.

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2026 and 2025

(unaudited)

NOTE 7 — EQUITY

Common Stock

In 2021, the Company’s common stock was initially split into two classes: 50,000,000 shares of Class A common stock, $0.001 par value per share (“Class A Common Stock”), and 20,000,000 shares of Class B common stock, $0.001 par value per share (“Class B Common Stock”). On February 9, 2024, the Company combined the two classes under the name common stock with 50,000,000 shares authorized. On October 21, 2025, stockholders approved an increase in authorized common stock from 50,000,000 to 150,000,000 shares. As of June 30, 2026 and December 31, 2025, the Company had 45,283,071 and 37,113,082 shares of common stock outstanding, respectively. Common stock has voting rights.

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

During the three months ended June 30, 2026, the Company issued (i) 1,576,311 shares of common stock upon the automatic conversion of the Bridge Convertible Notes on April 2, 2026 (see Note 4), (ii) 2,505,073 shares of common stock in the 2026 Registered Direct Offering, (iii) 1,893,495 shares of common stock upon the exercise of pre-funded warrants and (iv) 30,000 shares of common stock to an advisor as compensation for services.

On April 2, 2026, the Company completed the 2026 Registered Direct Offering, pursuant to which it issued to certain purchasers an aggregate of 2,505,073 shares of common stock and, in lieu thereof, pre-funded warrants to purchase up to an aggregate of 1,250,893 shares of common stock, together with accompanying warrants to purchase up to an aggregate of 3,755,966 shares of common stock, at a combined purchase price of $1.40 per share and accompanying warrant (or $1.399 per pre-funded warrant and accompanying warrant), for net proceeds of approximately $4.8 million. Upon the consummation of the 2026 Registered Direct Offering, the Bridge Convertible Notes, together with all accrued and unpaid interest thereon, automatically converted into an aggregate of 1,576,311 shares of common stock and warrants to purchase up to 1,576,311 shares of common stock; the warrants issued upon conversion are equity-classified (see Note 4).

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

The Series A Preferred Stock dividend for the six months ended June 30, 2026 and 2025 was $0 and $0, respectively, resulting in a total accrued dividend payable of $375,000 as of both June 30, 2026 and December 31, 2025.

The Preferred Stock has the following rights and privileges:

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2026 and 2025

(unaudited)

NOTE 7 — EQUITY (cont.)

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

Stock Options

The following table summarizes the common stock options issued to employees and consultants for services during the six months ended June 30, 2026:

	Common Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Intrinsic Value
Outstanding at January 1, 2026	6,771,250	$1.83	4.43	-
Granted	2,117,037	$1.47	4.82	-
Forfeited	(463,750)	$1.86	3.68	-
Exercised	-	-	-	-
Outstanding at June 30, 2026	8,424,537	$1.73	4.09	-
Exercisable at June 30, 2026	2,747,500	$1.85	3.43	-

The fair value of the options granted during the six months ended June 30, 2026 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

June 30, 2026
Volatility (based on peer companies)	112%
Risk Free Interest Rate	3.77% – 3.96%
Dividends	None
Estimated Life in years	4

During the six months ended June 30, 2026 and 2025, the Company recognized combined share-based compensation expense of $2,766,473 and $1,846,465, respectively, related to these common stock options. At the Company’s annual meeting on October 21, 2025, stockholders approved an amendment to the Company’s 2023 Incentive Compensation Plan, increasing the shares of common stock authorized for issuance thereunder from 4 million to 10 million.

OS Therapies Incorporated

Notes to the Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2026 and 2025

(unaudited)

NOTE 7 — EQUITY (cont.)

Forfeitures during the six months ended June 30, 2026 included the cancellation of 300,000 common stock options previously awarded to the CEO in December 2024. The cancellation was approved to better align outstanding common option awards with annual approved award limits pursuant to the Company’s 2023 Incentive Compensation Plan. All forfeited awards were fully vested in previous years, resulting in no share-based compensation expense recorded in the six months ended June 30, 2026.

As of June 30, 2026, the total unrecognized share-based compensation expense related to unvested common stock options was $3,323,115 and will be recognized upon vesting.

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

On December 24, 2024, the Company entered into a securities purchase agreement, dated as of December 24, 2024 (the “Purchase Agreement”), and, in connection therewith, Brookline earned warrants initially exercisable for 39,918 shares at $4.40 per share. These warrants were subsequently adjusted to 156,821 shares at an exercise price of $1.12 per share, subject to further adjustment as provided in the agreement. The warrants are exercisable for five years from April 9, 2025. As of June 30, 2026, warrants to purchase 156,821 shares remained outstanding.

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

Privately Negotiated Warrant Exercise Inducement and Exchange Agreements. During the period from January 10, 2026 through February 2026, the Company entered into privately negotiated warrant exercise inducement and exchange agreements, pursuant to which certain holders of existing warrants exercised for cash their existing warrants to purchase 123,216 shares of common stock at a reduced exercise price of $1.40 per share, and in exchange the Company issued to such holders new warrants to purchase up to an aggregate of 123,216 shares of common stock at an exercise price of $1.40 per share, subject to adjustment as provided therein, immediately exercisable from issuance for a period of five years.

Gross cash proceeds from both inducements was $3,671,152, and related issuance costs was $294,892. In each case, the inducement transactions were accounted for as warrant modifications under ASC 470. The incremental fair value delivered to the inducement participants, measured as the difference between the fair value of the new warrants issued and the fair value of the existing warrants immediately before modification, both determined using a binomial lattice model, was recognized as an inducement charge through additional paid-in capital and did not affect net loss or net loss available to common stockholders or the computation of basic or diluted earnings per share. For the six months ended June 30, 2026, the inducement charges totaled $927,576 for the third warrant exercise inducement and exchange offering and $21,791 for the privately negotiated warrant exercise inducement and exchange transactions ($949,367 in aggregate). Both the original exercised warrants and the new warrants issued were equity-classified under ASC 815; accordingly, the modification accounting was affected entirely within stockholders’ equity with no income statement impact.

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2026 and 2025

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

Since inception (April 9, 2025) through June 30, 2026, Mezzanine Equity converted into 4,939,808 shares of common stock. As of June 30, 2026, 392,500 shares of Series A Preferred Stock remain outstanding, convertible into 1,401,786 shares of common stock.

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

As of June 30, 2026 and December 31, 2025, the carrying value of the Warrant liability in aggregate was $0 and $0, respectively. During the six months ended June 30, 2026 and 2025, the Company recorded a gain on the change in fair value of the Warrant Liability in the amount of $0 and $1,424,603, respectively.

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2026 and 2025

(unaudited)

NOTE 9 — SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The Company has not generated revenue to date; accordingly, the CODM assesses the Company’s financial performance and allocates resources based on consolidated loss from operations and net loss, together with the Company’s cash position and available liquidity. These financial metrics are used by the CODM to make key operating decisions, including the prioritization and funding of the Company’s research and development programs and the allocation of budget between research and development, and general and administrative expenses.

The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
OPERATING EXPENSES
Research and development	$6,074,436	$2,499,498	$13,426,159	$3,808,653
General and administrative	2,501,176	2,339,230	5,317,391	6,029,561
Loss from operations	(8,575,612)	(4,838,728)	(18,743,550)	(9,838,214)

OTHER (EXPENSE) INCOME
Interest income	46	64	91	130
Interest expense	(5,581)	-	(80,925)	-
Non-operating expenses	(51,239)	-	(204,833)	-
Change in fair value of warrant liability	-	302,042	-	1,424,603
TOTAL OTHER (EXPENSE) INCOME	(56,774)	302,106	(285,667)	1,424,733

NET LOSS	(8,632,386)	(4,536,622)	(19,029,217)	(8,413,481)

NOTE 10 — SUBSEQUENT EVENTS

Leonite 2026 Secured Financing and Settlement

On June 30, 2026, the Company, together with its wholly owned subsidiaries, entered into a securities purchase agreement (the “Leonite SPA”) with Leonite Fund I, LP (“Leonite”) and related transaction documents, pursuant to which the Company issued and sold to Leonite, in a private placement (the “Leonite Private Placement”), a senior secured convertible promissory note in an aggregate principal amount of up to $10,000,000 (the “Leonite Note”). As additional consideration for Leonite’s purchase of the Leonite Note, the Company issued to Leonite (i) 275,000 shares of the Company’s common stock (the “Leonite Commitment Shares”) and (ii) a five-year warrant (the “Leonite Warrant”) to purchase up to 1,750,000 shares of the Company’s common stock at an initial exercise price of $2.85 per share, subject to adjustment.

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2026 and 2025

(unaudited)

NOTE 10 — SUBSEQUENT EVENTS (cont.)

On July 31, 2026, the Company, together with its wholly owned subsidiaries, entered into a settlement agreement and mutual release with Leonite (the “Leonite Settlement Agreement”), pursuant to which the Company paid Leonite $1,900,000 in cash (the “Leonite Settlement Payment”) and issued to Leonite 500,000 shares of the Company’s common stock (the “Leonite Settlement Shares”) on August 3, 2026 and August 6, 2026, respectively, in full and complete satisfaction of all amounts outstanding under the Leonite Note and the other transaction documents related to the Leonite Private Placement (the “Leonite Settlement”).

On August 2, 2026, in connection with the Leonite Settlement, the Company issued to an accredited investor a bridge convertible promissory note in the principal amount of $2,200,000 (the “August Bridge Note”) for a purchase price of $2,190,000. The August Bridge Note did not bear interest and was scheduled to mature on September 1, 2026, unless earlier converted by the holder. Upon the initial closing of a private offering by the Company of original issue discount promissory notes in an aggregate principal amount of up to $10,000,000, the outstanding principal amount of the August Bridge Note will automatically convert into the securities issued in such offering on the same terms as the other purchasers in the offering.

On August 3, 2026, in accordance with the terms of the August Bridge Note, the Company used the proceeds of the August Bridge Note to fund the Leonite Settlement Payment.

The closing of the Leonite Settlement occurred on August 6, 2026, effective as of which closing: (i) the Leonite Note and all amounts outstanding thereunder were deemed fully paid, satisfied, discharged and cancelled, and all conversion rights thereunder terminated; (ii) the Leonite Warrant terminated and was cancelled in its entirety, unexercised; (iii) the Leonite Commitment Shares were surrendered by Leonite to the Company for cancellation; (iv) the Leonite SPA, the related security agreement and all other transaction documents entered into in connection with the Leonite Private Placement terminated and ceased to be of any further force or effect, including all rights of Leonite under the participation rights, rights of first refusal, future financing rights, disclosure rights relating to future financings, rollover rights and registration rights provisions of the Leonite SPA; and (v) all security interests, liens, pledges and other collateral granted to or for the benefit of Leonite were automatically, unconditionally and irrevocably released, terminated and discharged, and all assets assigned to Leonite by OS Therapies UK Ltd., the Company’s wholly owned subsidiary (“OSUK”), including value-added tax repayments and research and development tax relief claims, reverted to OSUK free and clear of any claim or lien of Leonite.

2026 OID Secured Note Financing

On August 10, 2026, the Company, together with its wholly owned subsidiaries, entered into a securities purchase agreement (the “2026 OID Secured Note SPA”) with the purchasers signatory thereto, pursuant to which the Company agreed to issue and sell to such purchasers, in a private placement (the “August Private Placement”), senior secured convertible promissory notes in an aggregate subscription amount of up to $10,000,000 (each, a “Secured Note” and, collectively, the “Secured Notes”), consisting of (i) an initial tranche with an aggregate subscription amount of up to $5,000,000 (the “First Tranche”) and (ii) a second tranche with an aggregate subscription amount of up to $5,000,000 (the “Second Tranche” and, together with the First Tranche, the “Tranches,” and each, a “Tranche”). Each Secured Note purchased pursuant to the 2026 OID Secured Note SPA will be issued with an original issue discount equal to 7.5% of the principal amount of such Secured Note (the “OID”).

Pursuant to the 2026 OID Secured Note SPA, each purchaser may subscribe for one or more units (each, a “Unit”) at a purchase price of $100,000 per Unit, consisting of (i) a Secured Note in the principal amount of $108,108.11, reflecting the applicable OID, (ii) 30,000 shares of the Company’s common stock or, in lieu thereof, pre-funded warrants to purchase up to 30,000 shares of the Company’s common stock, and (iii) five-year warrants to purchase up to 30,000 shares of the Company’s common stock.

On August 10, 2026, the Company consummated the closing of the First Tranche (the “Initial Closing”), pursuant to which the purchasers purchased an aggregate of $5,000,000 of Units (inclusive of the August Bridge Note conversion described below), and the Company issued to such purchasers (i) Secured Notes in an aggregate principal amount of $5,405,405.42, (ii) an aggregate of 600,000 shares of common stock, (iii) pre-funded warrants to purchase up to an aggregate of 900,000 shares of common stock and (iv) warrants to purchase up to an aggregate of 1,500,000 shares of common stock.

OS Therapies Incorporated
Notes to the Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2026 and 2025

(unaudited)

NOTE 10 — SUBSEQUENT EVENTS (cont.)

At the Initial Closing, the August Bridge Note automatically converted, in accordance with the terms of the 2026 OID Secured Note SPA, into (i) a Secured Note in the principal amount of $2,378,378.38, (ii) a pre-funded warrant to purchase up to 660,000 shares of common stock and (iii) a warrant to purchase 660,000 shares of common stock. Upon such conversion, the August Bridge Note was automatically terminated, cancelled and satisfied in full.

The Secured Notes bear interest at a rate of 9.0% per annum, payable monthly in arrears. Interest accrues on each Note from the date the applicable Tranche is funded by the Purchaser (the “advance date”). Notwithstanding any conversion, prepayment, repayment or acceleration of the Secured Notes prior to the expiration of 12 months following the applicable advance date, the holder is entitled to receive a minimum amount of interest equal to one full year of interest calculated at the applicable interest rate on the original principal amount of such tranche. Each tranche of the Secured Notes mature on the date that is nine months following the applicable advance date. Each Secured Note is convertible, at the holder’s option, in whole or in part, into shares of the Company’s common stock at a conversion price of $2.05 per share, subject to adjustment as provided therein. Subject to the terms of the applicable Secured Note, a conversion of such Secured Note may be effected at any time from and after the date that is 90 days following the applicable advance date for the applicable Tranche.

The warrants issued in connection with the First Tranche have an exercise price of $2.85 per share, subject to adjustment as provided therein, and are exercisable in whole or in part at any time from the issuance date through August 10, 2031. Any warrants issued in connection with the Second Tranche will have an exercise price per share equal to 190% of the closing price of the Company’s common stock on the applicable closing date of the Second Tranche and will be exercisable in whole or in part for a period of five years following such date.

On August 6, 2026, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Ceros Financial Services, Inc. (the “Placement Agent”), pursuant to which the Placement Agent agreed to act as the Company’s exclusive placement agent in connection with the August Private Placement. The Company agreed to pay the Placement Agent a cash fee equal to 5.0% of the aggregate subscription amount paid by the purchasers for Units purchased in each Tranche. The Company also agreed to pay the Placement Agent a non-accountable expense fee of $60,000 upon consummation of the Initial Closing and to reimburse the Placement Agent for its reasonable out-of-pocket expenses incurred in connection with any subsequent closing, subject to a maximum aggregate reimbursement of $25,000.

The Company also agreed to issue to the Placement Agent or its designees five-year warrants to purchase a number of shares of the Company’s common stock equal to 5% of the aggregate number of shares of common stock issuable upon exercise of the warrants issued in the August Private Placement, at an exercise price equal to 110% of the applicable warrant exercise price. In connection with the Initial Closing, the Company issued to the Placement Agent’s designees placement agent warrants to purchase up to an aggregate of 75,000 shares of the Company’s common stock at an exercise price of $3.14 per share, subject to adjustment as provided therein.

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

In 2021, we opened a clinical study to produce data for the U.S. Food and Drug Administration (FDA) to evaluate the safety and efficacy of OST-HER2 in patients after resection of recurrent Osteosarcoma, which achieved full enrollment of 41 patients in October 2023. In the first quarter of 2025, we announced that our Phase IIb clinical trial achieved its primary endpoint with statistical significance. In October 2025, we announced final two-year overall survival data from the Phase IIb trial, in which 75% (27 of 36 evaluable patients) of OST-HER2-treated patients achieved two-year overall survival from the most recent pulmonary resection, compared with 60% in historical control patients (p = 0.034). OST-HER2 was observed to be well-tolerated in the study. In January 2026, we announced positive immune biomarker data from the Phase IIb trial indicating that activation of immune blood biomarkers in the interferon gamma pathway correlated with, and was predictive of, overall survival, distinguishing long-term survivors (≥ two years) from short-term survivors (< one year). These biomarker findings are based on exploratory analyses and have not been validated as surrogate endpoints for clinical benefit. In May 2026, we announced that the Phase IIb trial demonstrated a statistically significant overall survival benefit at the 2.5-year timepoint, with 75% overall survival in OST-HER2-treated patients compared with 47% in pooled historical control patients (p = 0.003). No new patient deaths were reported in the OST-HER2-treated group between the two-year and 2.5-year analyses.

We have engaged in ongoing regulatory interactions with the FDA, the United Kingdom Medicines and Healthcare products Regulatory Agency (MHRA), and the European Medicines Agency (EMA) regarding the clinical and biomarker data for OST-HER2 in recurrent, fully resected pulmonary metastatic Osteosarcoma. We anticipate submitting the clinical Biologics License Application (BLA) module following an expected Type C meeting with the FDA in the September 2026 and completing conditional Marketing Authorization Application (MAA) submissions to both the MHRA and the EMA in the first quarter of 2027. We also anticipate releasing additional biomarker data in October 2026 to further characterize immune pathway activation and its relationship to clinical outcomes. We expect to initiate confirmatory clinical studies in October 2026 in support of conditional approval pathways. If OST-HER2 receives approval under the FDA’s Accelerated Approval Program prior to September 30, 2029, we would become eligible to receive a Priority Review Voucher under the Rare Pediatric Disease Designation Program.

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

Recent Developments

2026 Registered Direct Offering

On April 2, 2026, we completed a registered direct offering, pursuant to which we offered and sold to accredited investors an aggregate of 2,505,073 shares of our common stock and, in lieu thereof, pre-funded warrants to purchase up to 1,250,893 shares of our common stock, and accompanying common warrants to purchase up to 3,755,966 shares of our common stock (the “2026 Registered Direct Offering”). The combined purchase price for each share and common warrant in the 2026 Registered Direct Offering was $1.40, and the purchase price for each pre-funded warrant and common warrant in the 2026 Registered Direct Offering was $1.399, which was equal to the per share and common warrant purchase price, minus $0.001. We received net proceeds from the 2026 Registered Direct Offering of approximately $4.8 million. We are using the net proceeds to fund clinical development activities, including ongoing and planned clinical trials, advance our research and development programs, as well as for working capital and other general corporate purposes.

Upon consummation of the 2026 Registered Direct Offering, the 10.0% original issue discount unsecured convertible promissory notes in an aggregate principal amount of $2,200,000 issued in connection with our bridge financing in March 2026, together with all accrued and unpaid interest thereon, automatically converted into an aggregate of 1,576,311 shares of our common stock and warrants to purchase up to 1,576,311 shares of our common stock. The warrants were issued on the same terms as the common warrants issued in the 2026 Registered Direct Offering.

In connection with the 2026 Registered Direct Offering, Ceros Financial Services, Inc. (“Ceros”) acted as our exclusive placement agent. We paid Ceros a cash fee equal to 7.0% of the gross proceeds raised in the 2026 Registered Direct Offering. We also reimbursed Ceros up to $70,000 for its reasonable and documented out-of-pocket accountable expenses and up to $20,000 for its non-accountable expenses. We also issued to Ceros’s designees warrants to purchase up to an aggregate of 187,798 shares of our common stock. The placement agent warrants have an exercise price of $1.54 per share, are exercisable beginning September 2, 2026 and expire five years from April 2, 2026.

Termination of Prior Sales Agreement

On August 8, 2025, we entered into an at market issuance sales agreement with B. Riley Securities, Inc. and JonesTrading Institutional Services LLC (the “Prior Sales Agreement”), pursuant to which we could offer and sell shares of our common stock having an aggregate offering price of up to $18,000,000. Effective as of July 28, 2026, we terminated the Prior Sales Agreement. At the time of termination, we had sold an aggregate of 282,679 shares of our common stock for aggregate gross proceeds of approximately $530,162 under the Prior Sales Agreement and the related prospectus supplement dated August 25, 2025 (the “Prior Prospectus Supplement”), and approximately $17,469,838 remained unsold thereunder. No further shares of our common stock may or will be offered or sold under the Prior Sales Agreement or the Prior Prospectus Supplement.

Leonite Secured Financing

On June 30, 2026, we, together with our wholly owned subsidiaries, entered into a securities purchase agreement (the “Leonite SPA”) with Leonite Fund I, LP (“Leonite”) and related transaction documents, pursuant to which we issued and sold to Leonite, in a private placement (the “Leonite Private Placement”), a senior secured convertible promissory note in an aggregate principal amount of up to $10,000,000 (the “Leonite Note”). As additional consideration for Leonite’s purchase of the Leonite Note, we issued to Leonite (i) 275,000 shares of our common stock (the “Leonite Commitment Shares”) and (ii) a five-year warrant to purchase up to 1,750,000 shares of our common stock (the “Leonite Warrant”) an initial exercise price of $2.85 per share, subject to adjustment as provided therein.

Pursuant to the Leonite SPA, Leonite agreed to purchase the Leonite Note in one or more tranches, in an aggregate principal amount of up to $10,000,000. Each funded tranche was subject to an original issue discount of 7.5%, which was included in the principal amount of the Leonite Note and was earned only upon the funding of such tranche. On July 2, 2026, Leonite funded the initial tranche in the principal amount of $1,600,000 (less $35,000 retained by Leonite for legal fees and expenses).

The Leonite Note was secured by a continuing first-priority security interest in substantially all of our and our subsidiaries’ existing and after-acquired assets, subject to certain exclusions, including intellectual property assets. Notwithstanding such exclusions, the collateral included accounts, payment intangibles and other rights to payment arising from the sale, license or other disposition of intellectual property.

Leonite Settlement

On July 31, 2026, we, together with our wholly owned subsidiaries, entered into the Leonite Settlement Agreement, pursuant to which we paid Leonite $1,900,000 in cash (the “Settlement Payment”) and issued to Leonite 500,000 shares of our common stock (the “Settlement Shares”) on August 3, 2026 and August 6, 2026, respectively, in full and complete satisfaction of all amounts outstanding under the Leonite Note and the other transaction documents related to the Leonite Private Placement (the “Leonite Settlement”).

On August 2, 2026, in connection with the Leonite Settlement, we issued to an accredited investor a bridge convertible promissory note in the principal amount of $2,200,000 (the “August Bridge Note”) for a purchase price of $2,190,000 (the “August Bridge Financing”). The August Bridge Note did not bear interest and was scheduled to mature on September 1, 2026, unless earlier converted by the holder. Upon the initial closing of a private offering by us of original issue discount promissory notes in an aggregate principal amount of up to $10,000,000, the outstanding principal amount of the August Bridge Note would automatically convert into the securities issued in such offering on the same terms as the other purchasers in the offering.

In accordance with the terms of the August Bridge Note, we used the proceeds from the August Bridge Financing to fund the Settlement Payment.

The closing of the Leonite Settlement occurred on August 6, 2026, effective as of which closing: (i) the Leonite Note and all amounts outstanding thereunder were deemed fully paid, satisfied, discharged and cancelled, and all conversion rights thereunder terminated; (ii) the Leonite Warrant terminated and was cancelled in its entirety, unexercised; (iii) the Leonite Commitment Shares were surrendered by Leonite to us for cancellation; (iv) the Leonite SPA, the related security agreement and all other transaction documents entered into in connection with the Leonite Private Placement terminated and ceased to be of any further force or effect, including all rights of Leonite under the participation rights, rights of first refusal, future financing rights, disclosure rights relating to future financings, rollover rights and registration rights provisions of the Leonite SPA; and (v) all security interests, liens, pledges and other collateral granted to or for the benefit of Leonite were automatically, unconditionally and irrevocably released, terminated and discharged, and all assets assigned to Leonite by OS Therapies UK Ltd., our wholly owned subsidiary (“OSUK”), including value-added tax repayments and research and development tax relief claims, reverted to OSUK free and clear of any claim or lien of Leonite.

2026 OID Secured Note Financing

On August 10, 2026, we, together with our wholly owned subsidiaries, entered into a securities purchase agreement (the “2026 OID Secured Note SPA”) with the purchasers signatory thereto, pursuant to which we agreed to issue and sell to such purchasers, in a private placement (the “August Private Placement”), senior secured convertible promissory notes in an aggregate subscription amount of up to $10,000,000 (each, a “Secured Note” and, collectively, the “Secured Notes”), consisting of (i) an initial tranche with an aggregate subscription amount of up to $5,000,000 (the “First Tranche”) and (ii) a second tranche with an aggregate subscription amount of up to $5,000,000 (the “Second Tranche” and, together with the First Tranche, the “Tranches,” and each, a “Tranche”). Each Secured Note purchased pursuant to the 2026 OID Secured Note SPA will be issued with an original issue discount equal to 7.5% of the principal amount of such Secured Note (the “OID”).

Pursuant to the 2026 OID Secured Note SPA, each purchaser may subscribe for one or more units (each, a “Unit”) at a purchase price of $100,000 per Unit, consisting of (i) a Secured Note in the principal amount of $108,108.11, reflecting the applicable OID, (ii) 30,000 shares of our common stock or, in lieu thereof, pre-funded warrants to purchase up to 30,000 shares of our common stock, and (iii) five-year warrants to purchase up to 30,000 shares of our common stock.

On August 10, 2026, we consummated the closing of the First Tranche (the “Initial Closing”), pursuant to which the purchasers purchased an aggregate of $5,000,000 of Units (inclusive of the August Bridge Note conversion described below), and we issued to such purchasers (i) Secured Notes in an aggregate principal amount of $5,405,405.42, (ii) an aggregate of 600,000 shares of our common stock, (iii) pre-funded warrants to purchase up to an aggregate of 900,000 shares of our common stock and (iv) warrants to purchase up to an aggregate of 1,500,000 shares of our common stock.

At the Initial Closing, the August Bridge Note automatically converted, in accordance with the terms of the 2026 OID Secured Note SPA, into (i) a Secured Note in the principal amount of $2,378,378.38, (ii) a pre-funded warrant to purchase up to 660,000 shares of our common stock and (iii) a warrant to purchase 660,000 shares of our common stock. Upon such conversion, the August Bridge Note was automatically terminated, cancelled and satisfied in full.

The Secured Notes bear interest at a rate of 9.0% per annum, payable monthly in arrears. Interest accrues on each Secured Note from the date the applicable Tranche is funded by the applicable purchaser (the “advance date”). Notwithstanding any conversion, prepayment, repayment or acceleration of the Secured Notes prior to the expiration of 12 months following the applicable advance date, the holder is entitled to receive a minimum amount of interest equal to one full year of interest calculated at the applicable interest rate on the original principal amount of such Tranche. Each Tranche of the Secured Notes matures on the date that is nine months following the applicable advance date. Each Secured Note is convertible, at the holder’s option, in whole or in part, into shares of our common stock at a conversion price of $2.05 per share, subject to adjustment as provided therein. Subject to the terms of the applicable Secured Note, a conversion of such Secured Note may be effected at any time from and after the date that is 90 days following the applicable advance date for the applicable Tranche.

The Secured Notes are secured by a continuing first-priority security interest in substantially all of the existing and after-acquired assets of our company and our subsidiaries, subject to certain exclusions, including intellectual property assets. Notwithstanding such exclusions, the collateral includes accounts, payment intangibles and other rights to payment arising from the sale, license or other disposition of intellectual property.

The warrants issued in connection with the First Tranche have an exercise price of $2.85 per share, subject to adjustment as provided therein, and are exercisable in whole or in part at any time from the issuance date through August 10, 2031. Any warrants issued in connection with the Second Tranche will have an exercise price per share equal to 190% of the closing price of our common stock on the applicable closing date of the Second Tranche and will be exercisable in whole or in part for a period of five years following such date.

On August 6, 2026, we engaged Ceros to act as our exclusive placement agent in connection with the August Private Placement. We agreed to pay Ceros a cash fee equal to 5.0% of the aggregate subscription amount paid by the purchasers for Units purchased in each Tranche. We also agreed to pay Ceros a non-accountable expense fee of $60,000 upon consummation of the Initial Closing and to reimburse Ceros for its reasonable out-of-pocket expenses incurred in connection with any subsequent closing, subject to a maximum aggregate reimbursement of $25,000.

We also agreed to issue to Ceros or its designees five-year warrants to purchase a number of shares of our common stock equal to 5% of the aggregate number of shares of common stock issuable upon exercise of the warrants issued in the August Private Placement, at an exercise price equal to 110% of the applicable warrant exercise price. In connection with the Initial Closing, we issued to Ceros’s designees placement agent warrants to purchase up to an aggregate of 75,000 shares of our common stock at an exercise price of $3.14 per share, subject to adjustment as provided therein.

We intend to use the net proceeds of the August Private Placement to fund clinical development and regulatory activities, as well as for working capital and other general corporate purposes.

Pursuant to the 2026 OID Secured Note SPA, we have agreed to prepare and file with the SEC, within 30 days following August 10, 2026, a registration statement covering the resale by the purchasers of their respective shares of our common stock issued and issuable upon conversion of the Secured Notes and exercise of the warrants and pre-funded warrants issued in the Initial Closing. We have agreed to use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC no later than 120 days following August 10, 2026, and to keep such registration statement continuously effective until the earlier of (i) the date on which all such registrable securities have been sold and (ii) the date on which all such registrable securities may be sold without restriction or volume limitations pursuant to Rule 144. We have also agreed, within 30 days following each subsequent closing, to file such amendments, supplements or post-effective amendments to the registration statement as may be necessary to include additional registrable securities issued or issuable pursuant to the 2026 OID Secured Note SPA in connection with such subsequent closing.

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

Critical accounting policies are those that, in management’s view, are most important to the portrayal of a company’s financial condition and results of operations and most demanding on their calls on judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements appearing elsewhere in this annual report. There were no critical accounting policies and estimates as of June 30, 2026.

Components of Our Results of Operations

Revenue. We did not recognize revenues for the six months ended June 30, 2026 and 2025.

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

We were able to apply for refunds of UK value-added tax (“VAT”) by filing VAT returns in April 2026 and August 2026. Prior to obtaining our VAT number, we were unable to recognize a receivable for the VAT and, accordingly, the VAT was included in research and development (“R&D”) expenses in 2025 and the first quarter of 2026. Upon obtaining our VAT number and becoming eligible to file VAT returns, we recognized the accumulated VAT as a refund receivable and recorded a reduction to R&D expenses of $1.96 million in the second quarter of 2026.

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

Income Taxes. Since our inception, we have not recognized income tax benefits for the net operating losses (“NOLs”) incurred or the R&D tax credits generated each year due to uncertainty regarding the realization of these benefits.

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

Results of Operations

Three and Six Months Ended June 30, 2026 Compared to Three and Six Months Ended June 30, 2025

The following table summarizes our results of operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
OPERATING EXPENSES
Research and development	$6,074,436	$2,499,498	$13,426,159	$3,808,653
General and administrative	2,501,176	2,339,230	5,317,391	6,029,561
Loss from operations	(8,575,612)	(4,838,728)	(18,743,550)	(9,838,214)

OTHER (EXPENSE) INCOME
Interest income	46	64	91	130
Interest expense	(5,581)	-	(80,925)	-
Non-operating expenses	(51,239)	-	(204,833)	-
Change in fair value of warrant liability	-	302,042	-	1,424,603
TOTAL OTHER (EXPENSE) INCOME	(56,774)	302,106	(285,667)	1,424,733

NET LOSS	(8,632,386)	(4,536,622)	(19,029,217)	(8,413,481)

Research and Development Expenses. Research and development expenses were approximately $13.4 million for the six months ended June 30, 2026, compared to approximately $3.8 million for the six months ended June 30, 2025. This increase was primarily due to an increase in vendor expenses associated with our Phase IIb clinical trial, as we compiled data to submit to various governmental agencies. The increase was partially offset by the recognition of a $1.96 million VAT receivable in the second quarter of 2026. We determined that the input VAT associated with our UK subsidiary was realizable and, upon obtaining our VAT number and becoming eligible to file VAT returns, recognized the accumulated VAT as a receivable, resulting in a corresponding reduction in R&D expenses.

Research and development expenses were approximately $6.0 million for the three months ended June 30, 2026, compared to approximately $2.5 million for the three months ended June 30, 2025. This increase was primarily due to an increase in vendor expenses associated with our Phase IIb clinical trial, as we compiled data to submit to various governmental agencies. The increase was partially offset by the recognition of a $1.96 million VAT receivable in the second quarter of 2026. We determined that the input VAT associated with our UK subsidiary was realizable and, upon obtaining our VAT number and becoming eligible to file VAT returns, recognized the accumulated VAT as a receivable, resulting in a corresponding reduction in R&D expenses.

The following table summarizes our research and development expenses for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Direct research and development expenses by program:
OST-HER2	$5,550	$2,133	$12,378	$3,054

Unallocated research and development expenses:
Personnel-related	524	367	1,048	755
Total research and development expenses	$6,074	$2,500	$13,426	$3,809

For the six months ended June 30, 2026 and 2025, the direct research and development expenses related to OST-HER2 were primarily lab fees, vendor expenses and staff payroll costs. In 2026, such expenses consisted primarily of lab fees and related clinical support of approximately $0.15 million attributable to preparation for our Phase IIb clinical trial, advisor fees of approximately $12.2 million, and legal costs of approximately $0.0 million, compared to 2025, when such expenses consisted primarily of lab fees and related clinical support of approximately $0.9 million attributable to preparation for our Phase IIb clinical trial, advisor fees of approximately $1.9 million, and legal costs of approximately $0.1 million.

For the three months ended June 30, 2026 and 2025, the direct research and development expenses related to OST-HER2 were primarily lab fees, vendor expenses and staff payroll costs. In 2026, such expenses consisted primarily of lab fees and related clinical support of approximately $0.1 million attributable to preparation for our Phase IIb clinical trial and advisor fees of approximately $5.5 million, compared to 2025, when such expenses consisted primarily of lab fees and related clinical support of approximately $0.6 million attributable to preparation for our Phase IIb clinical trial and advisor fees of approximately $1.4 million.

General and Administrative Expenses. General and administrative expenses were approximately $5.3 million for the six months ended June 30, 2026, compared to approximately $6.0 million for the six months ended June 30, 2025. These expenses were primarily attributable to marketing and investor relations costs, advisory fees and other compensation-related expenses.

General and administrative expenses were approximately $2.5 million for the three months ended June 30, 2026, compared to approximately $2.3 million for the three months ended June 30, 2025. These expenses were primarily attributable to marketing and investor relations costs, advisory fees and other compensation-related expenses.

Interest Expense. Interest expense was approximately $0.1 million for the six months ended June 30, 2026, compared to $0.0 million for the six months ended June 30, 2025. Interest expense in 2026 primarily related to the amortization of debt issuance costs and accretion of interest on our March 2026 bridge convertible notes.

Interest expense was approximately $0.1 million for the three months ended June 30, 2026, compared to $0.0 million for the three months ended June 30, 2025. Interest expense in 2026 primarily related to the amortization of debt issuance costs and accretion of interest on our March 2026 bridge convertible notes.

Non-Operating Expense. Non-operating expense was approximately $0.2 million for the six months ended June 30, 2026, compared to $0.0 million for the six months ended June 30, 2025, and related to losses on foreign currency transactions.

Non-operating expense was approximately $0.1 million for the three months ended June 30, 2026, compared to $0.0 million for the three months ended June 30, 2025, and related to losses on foreign currency transactions.

Change in Fair Value of Warrant. The Series A warrants issued in connection with our PIPE financing in December 2024 and January 2025 were reclassified from liability to equity in April 2025. As a result, there was no change in the fair value of the warrant liability for the six months ended June 30, 2026, compared to a $1.4 million adjustment to the fair value of the warrant liability for the six months ended June 30, 2025. For the three months ended June 30, 2026 and 2025, there was no change in the fair value of the warrant liability and a $0.3 million adjustment to the fair value of the warrant liability, respectively.

Liquidity and Capital Resources

Operating Losses

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our product candidates. For the six months ended June 30, 2026 and 2025, we reported a net loss of approximately $19.0 million and $8.4 million, respectively, and had an accumulated deficit of approximately $86.2 million and $67.2 million, respectively. We expect to incur significant expenses at an increasing rate and increasing operating losses for the foreseeable future.

As of June 30, 2026 and December 31, 2025, we had cash of approximately $0.2 million and $0.3 million, respectively. To date, we have primarily funded our operations through the sale of our securities in public offerings and private placements and through warrant exercise inducement and exchange transactions, generating total gross proceeds of approximately $52.3 million as of June 30, 2026. On August 10, 2026, we issued certain of our securities and received net proceeds of approximately $4.7 million in the August Private Placement, with the potential to receive an additional $5.0 million, if needed. However, our recurring losses and negative cash flows from operations since inception, together with cash of approximately $0.2 million as of June 30, 2026, were not sufficient to fund our operations for at least 12 months from the date these consolidated financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans to address these conditions include the August Private Placement, other equity or debt financings and managing operating expenditures.

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(In thousands)	2026	2025
Cash used in operating activities	$(10,097)	$(5,802)
Cash used in investing activities	-	(466)
Cash provided by financing activities	10,032	3,537
Net increase (decrease) in cash	$(65)	$(2,731)

Operating Activities

During the six months ended June 30, 2026 and 2025, operating activities used approximately $10.1 million and $5.8 million of cash, respectively, resulting from our net loss of approximately $19.0 million and $8.4 million, respectively, offset by net non-cash charges of approximately $3.4 million and $1.5 million, respectively, partially offset by net cash provided by changes in our operating assets and liabilities of approximately $5.5 million and $1.2 million, respectively.

Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2026 and 2025 consisted primarily of an increase in accounts payable of approximately $7.1 million and $1.0 million, respectively, and an increase (decrease) in accrued expenses of approximately $1.8 million and $(0.1) million, respectively.

Non-cash charges for the six months ended June 30, 2026 and 2025 were primarily the result of the changes in the fair value of our warrant liability of $0 and $1.4 million, respectively, combined with our stock-based compensation of approximately $2.8 million and $1.8 million, respectively. Changes in accounts payable, accrued expenses and other current liabilities and prepaid expenses and other current assets in all periods were generally due to growth in our business, the advancement of our research programs and the timing of vendor invoicing and payments.

Investing Activities

During the six months ended June 30, 2026 and 2025, net cash used in investing activities was approximately $0.0 million and $(0.5) million, respectively.

Financing Activities

For the six months ended June 30, 2026 and 2025, net cash provided by financing activities was approximately $10.0 million and $3.5 million, respectively. For six months ended June 30, 2026, we raised proceeds from our warrant inducement exercise offering of $3.4 million, from the Bridge Financing of $1.8 million, and from the 2026 Registered Direct Offering of $4.8 million.

2026 Registered Direct Offering. On April 2, 2026, we completed the 2026 Registered Direct Offering, pursuant to which we offered and sold to accredited investors an aggregate of 2,505,073 shares of our common stock and, in lieu thereof, pre-funded warrants to purchase up to 1,250,893 shares of our common stock, and accompanying common warrants to purchase up to 3,755,966 shares of our common stock. The combined purchase price for each share and common warrant in the 2026 Registered Direct Offering was $1.40, and the purchase price for each pre-funded warrant and common warrant in the 2026 Registered Direct Offering was $1.399, which was equal to the per share and common warrant purchase price, minus $0.001. We received net proceeds from the 2026 Registered Direct Offering of approximately $4.8 million. We are using the net proceeds to fund clinical development activities, including ongoing and planned clinical trials, advance our research and development programs, as well as for working capital and other general corporate purposes.

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

Leonite Secured Financing and Settlement. On June 30, 2026, we entered into the Leonite SPA and related transaction documents, pursuant to which we issued and sold to Leonite, in the Leonite Private Placement, the Leonite Note in an aggregate principal amount of up to $10,000,000, 275,000 Leonite Commitment Shares and the Leonite Warrant to purchase up to 1,750,000 shares of our common stock at an initial exercise price of $2.85 per share, subject to adjustment as provided therein. On July 2, 2026, Leonite funded the initial tranche in the principal amount of $1,600,000 (less $35,000 retained by Leonite for legal fees and expenses).

On August 6, 2026, we consummated the Leonite Settlement, pursuant to which we paid Leonite $1,900,000 in cash and issued to Leonite 500,000 Settlement Shares in full and complete satisfaction of all amounts outstanding under the Leonite Note and the other transaction documents related to the Leonite Private Placement.

In connection with the Leonite Settlement, we issued to an accredited investor the August Bridge Note in the principal amount of $2,200,000 for a purchase price of $2,190,000. In accordance with the terms of the August Bridge Note, we used the proceeds from the August Bridge Financing to fund the Settlement Payment.

Effective as of the closing of the Leonite Settlement: (i) the Leonite Note and all amounts outstanding thereunder were deemed fully paid, satisfied, discharged and cancelled, and all conversion rights thereunder terminated; (ii) the Leonite Warrant terminated and was cancelled in its entirety, unexercised; (iii) the Leonite Commitment Shares were surrendered by Leonite to us for cancellation; (iv) the Leonite SPA, the related security agreement and all other transaction documents entered into in connection with the Leonite Private Placement terminated and ceased to be of any further force or effect, including all rights of Leonite under the participation rights, rights of first refusal, future financing rights, disclosure rights relating to future financings, rollover rights and registration rights provisions of the Leonite SPA; and (v) all security interests, liens, pledges and other collateral granted to or for the benefit of Leonite were automatically, unconditionally and irrevocably released, terminated and discharged, and all assets assigned to Leonite by OSUK, including value-added tax repayments and research and development tax relief claims, reverted to OSUK free and clear of any claim or lien of Leonite.

2026 OID Secured Note Financing. On August 10, 2026, we consummated the Initial Closing of the August Private Placement, pursuant to which the purchasers thereto purchased an aggregate of $5,000,000 of Units (inclusive of the August Bridge Note conversion described below), and we issued to such purchasers (i) Secured Notes in an aggregate principal amount of $5,405,405.42, (ii) an aggregate of 600,000 shares of our common stock, (iii) pre-funded warrants to purchase up to an aggregate of 900,000 shares of our common stock and (iv) warrants to purchase up to an aggregate of 1,500,000 shares of our common stock.

At the Initial Closing, the August Bridge Note automatically converted, in accordance with the terms of the 2026 OID Secured Note SPA, into (i) a Secured Note in the principal amount of $2,378,378.38, (ii) a pre-funded warrant to purchase up to 660,000 shares of our common stock and (iii) a warrant to purchase 660,000 shares of our common stock. Upon such conversion, the August Bridge Note was automatically terminated, cancelled and satisfied in full.

In connection with the August Private Placement, Ceros acted as our exclusive placement agent. We paid Ceros a cash fee of $250,000 in connection with the Initial Closing. We also paid Ceros a non-accountable expense fee of $60,000 upon consummation of the Initial Closing. As additional consideration, we issued to Ceros’s designees placement agent warrants to purchase up to an aggregate of 75,000 shares of our common stock at an exercise price of $3.14 per share, subject to adjustment as provided therein.

We intend to use the net proceeds of the August Private Placement to fund clinical development and regulatory activities, as well as for working capital and other general corporate purposes.

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

As of June 30, 2026, we had paid the Up-Front Fee. The payment schedule for milestones and corresponding payment amounts is set forth below.

Milestone Bearing Event		Milestone Payment
1.	License Fee to utilize proprietary technology (paid)	Up-front fee + $2.4 million Convertible Note
2.	Commencement of a toxicology study commenced pursuant to Good Laboratory Practices (under 21 CFR Part 58), such that any resulting positive data would be admissible to applicable Regulatory Authorities to support an IND (commonly referred to as “GLP-Tox”)	$375,000
3.	Completion of a Phase I Clinical Trial	$1,500,000
4.	Completion of a Phase IIb Clinical Trial	$2,500,000
5.	Filing of an NDA, BLA or MAA registration (or the equivalent in any other territory around the world)	$6,000,000
6.	Regulatory Approval in the first of the United States, within the European Union or within the United Kingdom	$12,000,000

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

For the six months ended June 30, 2026 and 2025, we incurred consulting fee expenses of $14,357,276 and $459,485, respectively, which included refundable VAT expenses. As of June 30, 2026, accounts payable related to consulting fees and VAT totaled $12,998,803 and $7,323,386, respectively.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2026, that the disclosure controls and procedures are not effective due to inadequate segregation of duties as a result of limited personnel and insufficient written policies and procedures for accounting, information technology and financial reporting (no control procedures in place) and insufficient number of personnel with appropriate levels of accounting knowledge and experience in U.S. GAAP.

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sales of a substantial number of shares of our common stock, including shares issued or issuable upon the conversion or exercise of our outstanding convertible or exercisable securities, could cause the market price of our common stock to decline.

The sale of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could cause the market price of our common stock to decline. We had 46,125,825 shares of common stock outstanding as of August 12, 2026 (excluding any shares issuable upon the conversion or exercise, as applicable, of our outstanding Series A senior convertible preferred stock, Secured Notes, warrants or stock options). A substantial majority of the outstanding shares of our common stock are freely tradable without restriction or further registration under the Securities Act, unless such shares are owned or purchased by “affiliates” as that term is defined in Rule 144 under the Securities Act.

In addition, as of August 12, 2026, there were outstanding (i) 392,500 shares of Series A senior convertible preferred stock, convertible into an aggregate of 1,401,786 shares of common stock, (ii) Secured Notes in the aggregate principal amount of $5,405,405.42, convertible at a conversion price of $2.05 per share, (iii) warrants to purchase up to an aggregate of 15,234,585 shares of common stock, (iv) pre-funded warrants to purchase up to an aggregate of 3,324,108 shares of common stock, and (v) stock options to purchase up to an aggregate of 8,422,500 shares of common stock, of which options to purchase 2,400,000 shares of common stock were then exercisable. The shares of our common stock issuable upon conversion or exercise, as applicable, of such securities may be immediately eligible for resale in the open market. Any such sales, or the perception that such sales could occur, could cause the market price of our common stock to decline and may make it more difficult for us to raise capital in the future.

Our substantial indebtedness and limited cash resources could adversely affect our financial condition and ability to obtain additional financing, and a default under our Secured Notes could result in the loss of substantially all of our assets.

On August 10, 2026, we issued Secured Notes in an aggregate principal amount of $5,405,405.42 in the First Tranche of the August Private Placement, with up to an additional $5,000,000 available in the Second Tranche. The Secured Notes are secured by a continuing first-priority security interest in substantially all of our and our subsidiaries’ existing and after-acquired assets, subject to certain exclusions, including our intellectual property assets. As of June 30, 2026, we had cash of approximately $205,000 and an accumulated deficit of approximately $86.2 million. We have incurred recurring losses and negative cash flows from operations since inception, and these conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital, and there can be no assurance that such capital will be available on favorable terms, or at all.

Our substantial indebtedness and limited cash resources may limit our ability to obtain additional financing, including additional debt financing, on favorable terms or at all. In addition, the Secured Notes mature nine months from the applicable advance date, and if we are unable to raise sufficient capital, we may be unable to repay the Secured Notes when due. Any failure to repay the Secured Notes could result in an event of default and acceleration of our obligations. In the event of a default, the noteholders could exercise their rights and remedies with respect to the collateral securing the Secured Notes, which could result in the foreclosure on and loss of substantially all of our assets. Any such event could materially and adversely affect our financial condition, results of operations and ability to continue as a going concern.

The terms of our Secured Notes impose significant restrictions on our operations and financing activities, which could limit our financial and operational flexibility.

The Secured Notes contain various negative covenants that restrict our and our subsidiaries’ ability to take certain actions without the consent of the noteholders, including paying dividends or making other distributions on our common stock, entering into variable rate transactions, changing the nature of our business, selling or divesting material assets outside the ordinary course of business, incurring certain indebtedness and redeeming or repurchasing our common stock. In addition, we are required to apply 100% of all VAT refunds and governmental tax refund proceeds as mandatory pro rata prepayments of the Secured Notes. The 2026 OID Secured Note SPA also includes most-favored-nation provisions, participation rights and rollover rights in favor of the purchasers, which could further restrict our ability to conduct future financings. These restrictions could limit our ability to respond to changing business and economic conditions, pursue strategic opportunities, make investments or otherwise take actions that we believe are in our best interests.

An event of default under our Secured Notes could result in acceleration of our obligations and materially adversely affect our financial condition.

The Secured Notes contain various events of default, including failure to pay amounts when due, failure to deliver shares upon conversion, breaches of covenants, bankruptcy events, a change of control, cessation of operations, delisting, failure to maintain Exchange Act reporting status and certain cross-defaults. Upon the occurrence of an event of default, the outstanding obligations may become immediately due and payable and may be increased to 125% of the then-outstanding obligations. In addition, default interest would accrue at a rate equal to the lesser of 24% per annum or the maximum rate permitted by applicable law, and a monthly monitoring fee of $10,000 would be payable until the applicable default is cured or waived. Any acceleration of our obligations, increase in the amount owed or imposition of additional interest and fees could materially and adversely affect our financial condition, liquidity and ability to continue operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2026, we issued to certain vendors an aggregate of 30,000 shares in exchange for their services. The shares of common stock were issued in reliance upon an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act.

Item 5. Other Information.

On June 24, 2026, Paul A. Romness, our Chairman, President and Chief Executive Officer adopted a written Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 600,000 shares of our common stock, subject to certain price limits. Sales under the plan are scheduled to commence on September 23, 2026, and the plan is scheduled to expire on September 23, 2027, subject to early termination in accordance with the terms of the plan.

No other director or officer of our company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement during the quarter ended June 30, 2026.

Item 6. Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit No.	Description
1.1	Placement Agency Agreement, dated as of March 31, 2026, by and between OS Therapies Incorporated and Ceros Financial Services, Inc. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on April 2, 2026).

1.2	Placement Agency Agreement, dated as of August 6, 2026, by and between OS Therapies Incorporated and Ceros Financial Services, Inc. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on August 12, 2026).

4.1	Form of Registered Direct Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 2, 2026).

4.2	Form of Registered Direct Common Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 2, 2026).

4.3	Form of Registered Direct Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on April 2, 2026).

4.4	Form of Leonite Private Placement Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 2, 2026).

4.5	Form of Leonite Private Placement Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on July 2, 2026).

4.6	Form of August Bridge Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 6, 2026).

4.7	Form of August Private Placement Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 12, 2026).

4.8	Form of August Private Placement Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on August 12, 2026).

4.9	Form of August Private Placement Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on August 12, 2026).

4.10	Form of August Private Placement Placement Agent Warrant (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the SEC on August 12, 2026).

10.1	Form of Securities Purchase Agreement for the Registered Direct Offering (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 2, 2026).

10.2	Securities Purchase Agreement, dated as of June 30, 2026, among OS Therapies Incorporated, OS Animal Health Inc., OS Therapies UK LTD and Leonite Fund I, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 2, 2026).

10.3	Pledge and Security Agreement, dated as of June 30, 2026, among OS Therapies Incorporated, OS Animal Health Inc., OS Therapies UK LTD and Leonite Fund I, LP (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 2, 2026).

10.4	Side Letter, dated June 30, 2026, between OS Therapies Incorporated and Leonite Fund I, LP (incorporated by reference to Exhibit 10.3 to the Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on July 7, 2026).

10.5	Settlement Agreement and Mutual Release, dated as of July 31, 2026, among OS Therapies Incorporated, OS Animal Health Inc., OS Therapies UK LTD and Leonite Fund I, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 6, 2026).

10.6	Form of Securities Purchase Agreement for the August Private Placement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 12, 2026).

10.7	Pledge and Security Agreement, dated as of August 10, 2026, by and among OS Therapies Incorporated, OS Animal Health Inc. and OS Therapies UK LTD, and RockTov SLC LLC, as collateral agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 12, 2026).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. § 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 (unaudited); (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025 (unaudited); (iii) Consolidated Statements of Stockholders’ Deficit for the three and six months ended June 30, 2026 and 2025 (unaudited); (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025 (unaudited); and (v) Notes to the Consolidated Financial Statements (unaudited).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included as Exhibit 101).

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OS THERAPIES INCORPORATED

Date: August 14, 2026	By:	/s/ Paul Romness
Paul Romness
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Christopher Acevedo
Christopher Acevedo
Chief Financial Officer
(Principal Financial and Accounting Officer)